Form 10-Q
period 1996-03-31
AMERICAN INCOME FUND I-C
filed 1996-05-15
CIK 868679

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 1996
                              --------------------------------------------------

                                      OR

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________
                               _____________________


For Quarter Ended March 31, 1996                     Commission File No. 0-20031


         American Income Fund I-C, a Massachusetts Limited Partnership
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                                     04-3077437
- - ------------------------------------------                      -------------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                                    Identification No.)

98 North Washington Street, Boston, MA                            02114
- - ------------------------------------------                      -------------------------
(Address of principal executive offices)                          (Zip Code)

Registrants telephone number, including area code   (617) 854-5800
                                                  ---------------------------------------

- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No____
                                               -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No___

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                        Page
                                                                      --------
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
           at March 31, 1996 and December 31, 1995                        3

     Statement of Operations
           for the three months ended March 31, 1996 and 1995             4

     Statement of Cash Flows
           for the three months ended March 31, 1996 and 1995             5

     Notes to the Financial Statements                                 6-10


  Item 2.  Managements Discussion and Analysis of Financial
           Condition and Results of Operations                        11-15


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                            16

                          AMERICAN INCOME FUND  I-C,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                     March 31, 1996 and December 31, 1995

                                  (Unaudited)

                                                                        March 31,          December 31,
                                                                          1996                 1995
                                                                      ------------         ------------
ASSETS
- - ------
Cash and cash equivalents                                              $   795,443          $   799,133

Contractual right for equipment                                             26,250            1,562,463

Rents receivable                                                           673,798              716,657

Accounts receivable - affiliate                                             46,048               13,652

Note receivable - affiliate                                                210,144              210,144

Equipment at cost, net of accumulated depreciation of
     $13,704,108 and $13,427,155 at March 31, 1996
     and December 31, 1995, respectively                                14,590,854            9,384,501

Organization costs, net of accumulated amortization
     of $4,500 and $4,250 at March 31, 1996
     and December 31, 1995, respectively                                       500                  750
                                                                      ------------         ------------

         Total assets                                                 $ 16,343,037         $ 12,687,300
                                                                      ============         ============


LIABILITIES AND PARTNERS' CAPITAL
- - ---------------------------------

Notes payable                                                          $ 8,491,018          $ 4,574,713
Accrued interest                                                            58,438               42,509
Accrued liabilities                                                        152,217              157,002
Accrued liabilities - affiliate                                             26,370               23,344
Other liabilities                                                            4,556                   --
Deferred rental income                                                     139,306              140,519
Cash distributions payable to partners                                     317,154              317,154
                                                                      ------------         ------------

         Total liabilities                                               9,189,059            5,255,241
                                                                      ------------         ------------

Partners' capital (deficit):
     General Partner                                                      (524,840)            (510,936)
     Limited Partnership Interests
     (803,454.56 Units; initial purchase price of $25 each)              7,678,818            7,942,995
                                                                      ------------         ------------

         Total partners' capital                                         7,153,978            7,432,059
                                                                      ------------         ------------

         Total liabilities and partners' capital                      $ 16,343,037         $ 12,687,300
                                                                      ============         ============

                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                         1996              1995
                                                     ------------      ------------
Income:

   Lease revenue                                     $    988,527      $  1,239,730

   Interest income                                         55,053            13,323

   Interest income - affiliate                              4,610             9,874

   Gain (loss) on sale of equipment                        61,646            (7,349)
                                                     ------------      ------------

       Total income                                     1,109,836         1,255,578
                                                     ------------      ------------
Expenses:

   Depreciation and amortization                          916,654         1,062,809

   Interest expense                                        95,015            99,327

   Equipment management fees - affiliate                   30,135            39,083

   Operating expenses - affiliate                          28,959            40,857

                                                     ------------      ------------

       Total expenses                                   1,070,763         1,242,076
                                                     ------------      ------------


Net income                                           $     39,073      $     13,502
                                                     ============      ============

Net income
   per limited partnership unit                      $       0.05      $       0.02
                                                     ============      ============

Cash distribution declared
   per limited partnership unit                      $       0.37      $       0.63
                                                     ============      ============

                  The accompanying notes are an integral part
                          these financial statements

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                                                    1996                1995
                                                                                ------------        ------------
Cash flows from (used in) operating activities:
Net Income                                                                      $     39,073        $     13,502

Adjustments to reconcile net income to
     net cash from operating activities:
          Depreciation and amortization                                              915,654           1,062,809
          (Gain) loss on sale of equipment                                           (61,646)              7,349
Changes in assets and liabilities
     Decrease (increase) in:
          rents receivable                                                            42,859             (28,868)
          accounts receivable - affiliate                                            (32,396)           (216,172)
     Increase (decrease) in:
          accrued interest                                                            15,929               3,930
          accrued liabilities                                                         (4,785)              1,605
          accrued liabilities - affiliate                                              3,026              (7,037)
          deferred rental income                                                      (1,213)              4,141
                                                                                ------------        ------------

               Net cash from operating activities                                    917,501             833,399
                                                                                ------------        ------------

Cash flows from (used in) investing activities:
     Purchase of equipment                                                           (43,297)
     Proceeds from equipment sales                                                   135,000             207,892
                                                                                ------------        ------------

               Net cash from investing activities                                     91,703             207,892
                                                                                ------------        ------------

Cash flows used in financing activities:
     Principal payments - notes payable                                             (695,740)           (683,470)
     Distributions paid                                                             (317,154)           (528,589)
                                                                                ------------        ------------

               Net cash used in financing activities                              (1,012,894)         (1,212,059)

Net decrease in cash and cash equivalents                                             (3,690)           (170,768)

Cash and cash equivalents at beginning of period                                     799,133           1,113,814
                                                                                ------------        ------------

Cash and cash equivalents at end of period                                      $    795,443        $    943,046
                                                                                ============        ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                   $     79,086        $    103,257
                                                                                ============        ============

Supplemental disclosure of non-cash investing and financing activities:
      See Notes 4 and 5 to the financial statements.

                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- - -------------

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interest in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- - ----------------------------

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $10,802,001 are due as follows:


     For the year ending March 31, 1997       $  3,162,766
                                   1998          2,468,028
                                   1999          1,712,309
                                   2000          1,110,489
                                   2001            764,139
                             Thereafter          1,584,270
                                              ------------

                                  Total       $ 10,802,001
                                              ============

     In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the United Aircraft) to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 4 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 14.35% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc. (the Southwest Aircraft). The Partnership will receive approximately $413,000 of rental revenue in each of the years in the period ending March 31, 1999, and approximately $344,000 in the year ending March 31, 2000, pursuant to the Southwest Aircraft lease agreement.

     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of an 11.87% interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the Finnair

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

Aircraft) and a 21.31% ownership interest in a McDonnell-Douglas MD-87 aircraft leased by Reno Air, Inc. (the Reno Aircraft). The Partnership will receive approximately $511,000 of rental revenue in each of the years in the period ending March 31, 1999 pursuant to the Finnair Aircraft lease agreement. With respect to the Reno Aircraft lease agreement, the Partnership will receive approximately $344,000 of rental revenue in the year ending March 31, 1997, $384,000 in each of the years in the period ending March 31, 2002 and $288,000 in the year ending March 31, 2003. Pursuant to the Reno Aircraft lease agreement, rents are adjusted monthly for changes of the London Inter-Bank Offered Rate (LIBOR). Future rents reported above reflect the most recent LIBOR effected rental payment.


NOTE 4 - EQUIPMENT
- - ------------------

     The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                       Lease Term                     Equipment
        Equipment Type                                  (Months)                       at Cost
- - ------------------------------                         ----------                   ------------
Aircraft                                                  39-81                     $  8,318,862
Materials handling                                         4-60                        6,561,298
Trailers/intermodal containers                            66-99                        4,312,272
Vessels                                                      72                        2,605,381
Tractors & heavy duty trucks                               3-78                        1,945,458
Furniture & fixtures                                         90                        1,914,145
Construction & mining                                     36-60                          762,152
Retail store fixtures                                        48                          517,488
Motor vehicles                                            48-60                          471,845
Computers & peripherals                                    6-37                          377,025
Communications                                             1-60                          295,245
Research & test                                              24                          116,406
Graphic printing & display                                   36                           62,167
Manufacturing                                                72                           35,218
                                                                                    ------------

                                           Total equipment cost                       28,294,962

                                       Accumulated depreciation                      (13,704,108)
                                                                                    ------------

                     Equipment, net of accumulated depreciation                     $ 14,590,854
                                                                                    ============

     In September 1995, the Partnership transferred its 33.07% ownership interest in the United Aircraft, pursuant to the rules of a like-kind exchange for income tax reporting purposes (See Note 3 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 14.35% interest in the Southwest Aircraft, at an aggregate cost of $2,101,054. To acquire the interests in the Southwest Aircraft, the Partnership obtained financing of $1,567,878 from a third-party lender and utilized $533,176 of the cash consideration received from the transfer of the United Aircraft. The remaining ownership interest of 85.65% in the Southwest Aircraft is held by affiliated equipment leasing programs sponsored by AFG.

     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of an 11.87% ownership interest in the Finnair Aircraft and a 21.31% ownership interest in the Reno

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

Aircraft at a total cost of $3,322,913 and $2,894,892, respectively. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $1,110,980 in cash and obtained financing of $2,211,933 from a third-party lender. To acquire the ownership interest in the Reno Aircraft, the Partnership paid $494,780 in cash and obtained financing of $2,400,112 from a third-party lender. The remaining ownership interests of 88.13% and 78.69% in the Finnair Aircraft and Reno Aircraft, respectively, are held by affiliated equipment leasing programs sponsored by AFG.

     During the three months ended March 31, 1996, the Partnership transferred its ownership interest in certain trailers, previously leased to The Atchison Topeka and Santa Fe Railroad to a third party for cash consideration of $26,250. The trailers had an aggregate net book value of $21,694 at the date of transfer resulting in a net gain, for financial statement purposes, of $4,556. The transaction was structured as a like-kind exchange for income tax reporting purposes. The Partnership intends to replace these trailers with comparable trailers and lease such equipment to a new lessee. Accordingly, the net cash consideration of $26,250 was deposited into a special-purpose escrow account through a third-party Exchange Agent pending completion of the equipment exchange. For financial statement purposes, the cash consideration has been reported as Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996. The amount of gain will reduce the carrying value of the replacement trailers upon completion of the exchange and has been reported as Other Liabilities on the Statement of Financial Position at March 31, 1996.

     At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $13,431,527, representing approximately 47% of total equipment cost.

     The summary above includes equipment held for sale or release with a cost and net book value of approximately $2,177,000 and $269,000, respectively, at March 31, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

     Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 5 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1996 and 1995 which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                  1996         1995
                                                ---------    ---------

     Equipment management fees                  $  30,135    $  39,083
     Administrative charges                         5,250        3,000
     Reimbursable operating expenses
        due to third parties                       23,709       37,857
                                                ---------    ---------
                                 Total          $  59,094    $  79,940
                                                =========    =========

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)



     In 1991, the Partnership acquired 900 intermodal cargo containers, at a cost of $1,840,140, and leased such containers to ICCU Containers, S.p.A. ("ICCU"), an affiliate of Clou Investments (U.S.A.), Inc. ("CLOU"), which formerly owned a minority interest in AFG Holdings Illinois Limited Partnership. The ability of ICCU to fulfill all of its obligations under the lease contract deteriorated, in AFG's view, in 1994. As a result, AFG, on the Partnership's behalf, began negotiations with other parties to either assume the lease obligations of ICCU or acquire the containers. As a result of these negotiations, the Partnership transferred 740 containers, having a net book value of $756,501, to a third party on November 30, 1994. The Partnership received, as settlement from ICCU and the third party, consideration as follows:
(i) a contractual right to receive comparable containers with an estimated fair market value of $852,207 and (ii) beneficial assignment of an existing AFG note payable to CLOU which had a principal balance of $370,264 at the date of the transaction. The note has an effective interest rate of 8% and matures on December 31, 1996. AFG will pay all of the note balance plus interest directly to the Partnership according to the original amortization schedule. A portion of the consideration received was used to satisfy the Partnership's accounts receivable balance of $183,128 outstanding from ICCU at November 30, 1994.

     An additional 158 containers, having a net book value of $161,523, were pending settlement at December 31, 1994. On March 31, 1995, 82 of these containers, having a net book value of $77,841 were transferred to the third party and the Partnership received $92,551 as consideration for these containers. The remaining 76 containers, having a net book value of $49,947, represent less than 1% of the Partnerships equipment portfolio at March 31, 1996. The remaining two containers of the original equipment group were disposed of in 1992 for stipulated payments as a result of casualty events.

     By April 1995, the Partnership had replaced 822 of the original containers with comparable containers and leased such containers to a new lessee pursuant to the rules for completing a like-kind exchange for income tax reporting purposes. The carrying value of the new containers, $1,958,040, was reduced by $282,842, representing the amount of gain deferred on the original containers and $14,710, the amount of gain deferred on the 82 containers settled during 1995. The Partnership obtained approximately $925,000 of long-term financing in connection with the replacement containers.

     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $46,048 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 6 - NOTES PAYABLE
- - ----------------------

     Notes payable at March 31, 1996 consisted of installment notes of $8,491,018 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 7.5% and 10.65%, except one note which bears a fluctuating interest rate based on LIBOR plus a margin (7.63% at March 31, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft. The carrying value of notes payable approximates fair value at March 31, 1996.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


     The annual maturities of the installment notes payable are as follows:

     For the year ending March 31,  1997          $2,236,981
                                    1998           1,206,520
                                    1999           1,136,125
                                    2000           1,810,590
                                    2001             444,621
                              Thereafter           1,656,181
                                                  ----------

                                   Total          $8,491,018
                                                  ==========

NOTE 7 - SUBSEQUENT EVENT
- - -------------------------

     Pursuant to its agreements with PLM International, Inc., referred to in
Note 8 of the Partnerships 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations.
- - --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- - ------------------------------------------------------------------------------
1995:
- - -----

Overview
- - --------

     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenue under primary term lease agreements. During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The Partnership's operations commenced in 1991.


Results of Operations
- - ---------------------

     For the three months ended March 31, 1996, the Partnership recognized lease revenue of $988,527 compared to $1,239,730 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 reflects the effects of primary lease term expirations and a temporary decline in aircraft lease revenues associated with the Partnerships aircraft exchange (discussed below) which was concluded late in the first quarter of 1996. As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, having aggregate quarterly lease revenues of $213,302, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.), having aggregate quarterly lease revenues of $326,498. The Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, the first quarter of 1996 reflected only a portion of the rents ultimately anticipated from the like-kind exchange.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     For the three months ended March 31, 1996, the Partnership earned interest income of $59,663 compared to $23,197 for the period ended March 31, 1995. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The increase in interest income in 1996 compared to 1995 is a result of interest of $44,994 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions, discussed below. During the three months ended March 31, 1996 and 1995, the Partnership also earned interest income of $4,610 and $9,874, respectively, on a note receivable from AFG resulting from the settlement with ICCU Containers S.p.A. (See Note 5 to the financial

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


statements). The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

     For the three months ended March 31, 1996, the Partnership sold equipment with a net book value of $73,354 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $61,646, compared to a net loss of $7,349 on equipment having a net book value of $200,543 for the same period in 1995.

     In September 1995, the Partnership transferred its 33.07% ownership interest in the United Aircraft, pursuant to the rules of a like-kind exchange for income tax reporting purposes (See Note 3 to the financial statements). In November 1995, the Partnership partially replaced the United Aircraft with a 14.35% interest in the Southwest Aircraft, at an aggregate cost of $2,101,054. To acquire the interests in the Southwest Aircraft, the Partnership obtained financing of $1,567,878 from a third-party lender and utilized $533,176 of the cash consideration received from the transfer of the United Aircraft. The remaining ownership interest of 85.65% in the Southwest Aircraft is held by affiliated equipment leasing programs sponsored by AFG.

     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of an 11.87% ownership interest in the Finnair Aircraft and a 21.31% ownership interest in the Reno Aircraft at a total cost to the Partnership of $3,322,913 and $2,894,892, respectively. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $1,110,980 in cash and obtained financing of $2,211,933 from a third-party lender. To acquire the ownership interest in the Reno Aircraft, the Partnership paid $494,780 in cash and obtained financing of $2,400,112 from a third-party lender. The remaining ownership interests of 88.13% and 78.69% of the Finnair Aircraft and Reno Aircraft, respectively are held by affiliated equipment leasing programs sponsored by AFG.

     During the three months ended March 31, 1996, the Partnership transferred its ownership interest in certain trailers, previously leased to The Atchison Topeka and Santa Fe Railroad to a third party for cash consideration of $26,250. The trailers had an aggregate net book value of $21,694 at the date of transfer resulting in a net gain, for financial statement purposes, of $4,556. The transaction was structured as a like-kind exchange for income tax reporting purposes. The Partnership intends to replace these trailers with comparable trailers and lease such equipment to a new lessee. Accordingly, the net cash consideration of $26,250 was deposited into a special-purpose escrow account through a third-party Exchange Agent pending completion of the equipment exchange. For financial statement purposes, the cash consideration has been reported as Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996. The amount of gain will reduce the carrying value of the replacement trailers upon completion of the exchange and has been reported as Other Liabilities on the Statement of Financial Position at March 31, 1996.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation and amortization expense for the three months ended March 31, 1996 was $916,654 compared to $1,062,809 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For the purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $95,015, or 9.6% of lease revenue for the three months ended March 31, 1996, compared to $99,327 or 8% of lease revenue for the same period in 1995. In the near-term, interest expense is expected to increase due to interest to be incurred in connection with the leveraging obtained to finance the like-kind exchange transactions, discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 3% of lease revenue for the three months ended March 31, 1996, compared to 3.2% of lease revenue for the same period in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 2.9% of lease revenue for the three months ended March 31, 1996, compared to 3.3% of lease revenue for the same period in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- - ------------------------------------------------------------

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $917,501 and $833,399 for the three months ended March 31, 1996 and 1995, respectively. In the future, renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will continue to decline as the Partnership experiences a higher frequency of remarketing events.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


     Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

     Cash expended for equipment acquisitions and cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Partnership expended $43,297 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1995. For the three months ended March 31, 1996, the Partnership realized $135,000 in equipment sale proceeds, compared to $207,892 during the three months ended March 31, 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations is expected to increase due in part to leveraging obtained to finance the acquisition of equipment relating to the like-kind exchange transactions, discussed above. Thereafter, the amount of cash used to repay debt obligations will generally decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and Reno Aircraft.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $317,154. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $301,296, and the General Partner was allocated 5%, or $15,858. The first quarter 1996 cash distribution was paid on April 15, 1996.

     Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION



     Item 1.              Legal Proceedings
                          Response:  None

     Item 2.              Changes in Securities
                          Response:  None

     Item 3.              Defaults upon Senior Securities
                          Response:  None

     Item 4.              Submission of Matters to a Vote of Security Holders
                          Response:  None

     Item 5.              Other Information
                          Response:  None

     Item 6(a).           Exhibits
                          Response:  None

     Item 6(b).           Reports on Form 8-K
                          Response:  None

                                SIGNATURE PAGE


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



         AMERICAN INCOME FUND I-C, a Massachusetts Limited Partnership


               By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


               By:    /s/ Michael J. Butterfield
                      ---------------------------------------------
                      Michael J. Butterfield
                      Treasurer of AFG Leasing VI Incorporated
                      (Duly Authorized Officer and
                      Principal Accounting Officer)


               Date:  May 15, 1996
                      ---------------------------------------------



               By:    /s/ Gary Romano
                      ---------------------------------------------
                      Gary M. Romano
                      Clerk of AFG Leasing VI Incorporated
                      (Duly Authorized Officer and
                      Principal Financial Officer)


               Date:  May 15, 1996
                      ---------------------------------------------