Form 10-Q
period 1996-09-30
AMERICAN INCOME FUND I-C
filed 1996-11-12
CIK 868679

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               ------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE
                              ACT OF 1934

For the transition period from _______________________ to _____________________

                               -----------------------


For Quarter Ended September 30, 1996                 Commission File No. 0-20031


        American Income Fund I-C, a Massachusetts Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                 04-3077437
---------------------------------                        -----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

98 North Washington Street, Boston, MA                             02114
----------------------------------------------------      ----------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                    --------------------------

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                                -------     -------

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
  Yes      No
  -------  -------

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX



                                                                                          Page
                                                                                        --------

PART I.  FINANCIAL INFORMATION:

Item 1. Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                                           3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995                       4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995                                 5

     Notes to the Financial Statements                                                    6-10

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations  11-15                                        11-15

PART II. OTHER INFORMATION:

  Items 1 - 6                                                                               16


                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)


                                          September 30,  December 31,
ASSETS                                        1996           1995
------                                    -------------  ------------

Cash and cash equivalents                   $   683,529   $   799,133

Contractual right for equipment                      --     1,562,463

Rents receivable                                618,327       716,657

Accounts receivable - affiliate                 192,498        13,652

Note receivable - affiliate                     210,144       210,144

Equipment at cost, net of accumulated
 depreciation of $13,089,242
 and $13,427,155 at September 30, 1996
 and December 31, 1995, respectively         12,806,524     9,384,501

Organization costs, net of accumulated
 amortization of $5,000 and $4,250 at
 September 30, 1996 and December 31, 1995,
 respectively                                        --           750
                                            -----------   -----------

           Total assets                     $14,511,022   $12,687,300
                                            ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                              $ 7,065,489    $ 4,574,713
Accrued interest                                37,758         42,509
Accrued liabilities                             18,750        157,002
Accrued liabilities - affiliate                 17,587         23,344
Deferred rental income                         134,978        140,519
Cash distributions payable to partners         317,154        317,154
                                           -----------    -----------

          Total liabilities                  7,591,716      5,255,241
                                           -----------    -----------
Partners' capital (deficit):
   General Partner                            (536,574)      (510,936)
   Limited Partnership Interests
   (803,454.56 Units; initial purchase
    price of $25 each)                       7,455,880      7,942,995
                                           -----------    -----------

       Total partners' capital               6,919,306      7,432,059
                                           -----------    -----------
       Total liabilities and partners'
        capital                            $14,511,022    $12,687,300
                                           ===========    ===========


                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                               Three Months               Nine Months
                                             Ended September 30,       Ended September 30,
                                             1996          1995         1996          1995
                                         -----------  ------------  -----------  ------------
Income:

   Lease revenue                           $1,095,573   $1,127,010    $3,113,111   $3,552,396

   Interest income                              6,574       12,769        72,635       40,624

   Interest income - affiliate                  4,656        4,119        13,876       21,161

   Gain on sale of equipment                  197,843       69,944       348,717       43,885

   Loss on exchange of equipment                   --     (965,396)           --     (965,396)
                                           ----------   ----------    ----------   ----------

     Total income                           1,304,646      248,446     3,548,339    2,692,670
                                           ----------   ----------    ----------   ----------

Expenses:

   Depreciation and amortization              694,735      965,585     2,473,795    3,007,624

   Interest expense                           128,993      109,685       392,281      293,195

   Equipment management fees
     - affiliate                               37,870       33,534       100,689      108,848

   Operating expenses - affiliate              52,167       28,156       142,868      102,826
                                           ----------   ----------    ----------   ----------

     Total expenses                           913,765    1,136,960     3,109,633    3,512,493
                                           ----------   ----------    ----------   ----------

Net income (loss)                          $  390,881   $ (888,514)   $  438,706   $ (819,823)
                                           ==========   ==========    ==========   ==========
Net income (loss)
    per limited partnership unit               $0.46       $(1.05)        $0.52       $(0.97)
                                           =========   ==========    ==========   ==========
Cash distributions declared
     per limited partnership unit              $0.37        $0.37         $1.12        $1.63
                                          ==========   ==========    ==========   ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)


                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:                              $   438,706   $  (819,823)
Net income (loss)

Adjustments to reconcile net income
 (loss) to
   net cash from operating activities:      2,473,795     3,007,624
       Depreciation and amortization
       Gain on sale of equipment             (348,717)      (43,885)
       Loss on exchange of equipment               --       965,396

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                        98,330       144,038
       accounts receivable - affiliate       (178,846)     (135,203)
       note receivable - affiliate                 --       118,919
   Increase (decrease) in:
       accrued interest                        (4,751)      (46,272)
       accrued liabilities                   (138,252)       25,385
       accrued liabilities - affiliate         (5,757)       (6,902)
        deferred rental income                 (5,541)        6,855
                                          -----------   -----------
        Net cash from operating
         activities                         2,328,967     3,216,132
                                          -----------   -----------
Cash flows from (used in) investing
 activities:
        Purchase of equipment                 (43,297)           --
        Proceeds from equipment sales         671,454       547,708
                                          -----------   -----------
        Net cash from investing
         activities                           628,157       547,708
                                          -----------   -----------
Cash flows used in financing activities:
   Principal payments - notes payable      (2,121,269)   (2,566,458)
   Distributions paid                        (951,459)   (1,585,767)
                                          -----------   -----------
          Net cash used in financing
           activities                      (3,072,728)   (4,152,225)
                                          -----------   -----------
Net decrease in cash and cash
 equivalents                                 (115,604)     (388,385)

Cash and cash equivalents at beginning
 of period                                    799,133     1,113,814
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $   683,529   $   725,429
                                          ===========   ===========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $   397,032   $   339,467
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

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                               September 30, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $9,444,191 are due as follows:

For the year ending September 30, 1997       $2,998,264
                                  1998        2,146,121
                                  1999        1,439,339
                                  2000          899,508
                                  2001          761,748
                            Thereafter        1,199,211
                                             ----------

                                 Total       $9,444,191
                                             ==========

  In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 4 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 14.35% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc. (the "Southwest Aircraft"). The Partnership will receive approximately $413,000 of rental revenue in each of the years in the period ending September 30, 1999, and approximately $138,000 in the year ending September 30, 2000, pursuant to the Southwest Aircraft lease agreement.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with the acquisitions of an 11.87% interest in two McDonnel-Dougla s MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft") and a 21.31% ownership interest in a McDonnell-Douglas MD-87 aircraft leased by Reno Air, Inc. (the "Reno Aircraft"). The Partnership will receive approximately $511,000 of rental revenue in each of the years in the period ending September 30, 1998, and approximately $250,000 in the year ending September 30, 1999, pursuant to the Finnair Aircraft lease agreement. With respect to the Reno Aircraft lease agreement, the Partnership will receive approximately $381,000 of rental revenue in each of the years in the period ending September 30, 2002 and approximately $98,000 in the year ending September 30, 2003. Pursuant to the Reno Aircraft lease agreement, rents are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents reported above reflect the most recent LIBOR effected rental payment.


NOTE 4 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                  Lease Term                              Equipment
Equipment Type                                     (Months)                                at Cost
--------------------------------                  ----------                            -------------
Aircraft                                                39-81                           $  8,318,862
Materials handling                                       4-60                              6,388,904
Vessels                                                    72                              2,605,381
Trailers/intermodal containers                          66-99                              2,187,937
Tractors & heavy duty trucks                             3-78                              1,945,458
Furniture & fixtures                                       90                              1,914,145
Construction & mining                                   36-60                                762,152
Retail store fixtures                                      48                                517,488
Motor vehicles                                          48-60                                431,545
Computers & peripherals                                  6-37                                377,025
Communications                                          12-60                                295,245
Research & test                                            24                                116,406
Manufacturing                                              72                                 35,218
                                                                                        ------------

                                         Total equipment cost                             25,895,766
                                                                                        ------------

                                     Accumulated depreciation                            (13,089,242)
                                                                                        ------------

                    Equipment, net of accumulated depreciation                          $ 12,806,524
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

  During the three months ended March 31, 1996, the Partnership transferred its ownership interest in certain trailers, previously leased to The Atchison Topeka and Santa Fe Railroad to a third party for cash consideration of $26,250. The trailers had an aggregate net book value of $21,694 at the date of transfer resulting in a net gain, for financial statement purposes, of $4,556. The gain was deferred in anticipation of completing a like-kind exchange during the three months ended June 30, 1996. The Partnership intended to replace these trailers with comparable trailers and lease such equipment to a new lessee. The Partnership had accounted for this transaction as a like-kind exchange for
income tax reporting purposes.   Accordingly, the net cash consideration of
$26,250 was deposited in a special-purpose escrow account through a third-party Exchange Agent pending completion of the equipment exchange. The Partnership subsequently elected not to replace the trailers and, accordingly, the deferred gain of $4,556 was recognized as Gain on Sale of Equipment on the Statement of
Operations during the second quarter of 1996.   In addition, the cash
consideration of $26,250, which was reported as Contractual Right for Equipment on the Statement of Financial Position at March 31, 1996, was recognized as proceeds from equipment sales.

  At September 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $13,431,527, representing approximately 52% of total equipment cost.

  The summary above includes equipment held for sale or release with a cost and net book value of approximately $840,000 and $87,000, respectively, at September 30, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1996 and 1995 which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                       1996      1995
                                     --------  --------

  Equipment management fees          $100,689  $108,848
  Administrative charges               15,750    15,750
  Reimbursable operating expenses
     due to third parties             127,118    87,076
                                     --------  --------

                     Total           $243,557  $211,674
                                     ========  ========


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

  An additional 158 containers, having a net book value of $161,523, were pending settlement at December 31, 1994. On March 31, 1995, 82 of these containers, having a net book value of $77,841 were transferred to the third party and the Partnership received $92,551 as consideration for these containers. The remaining 76 containers, having a net book value of $38,847, represent less than 1% of the Partnership's equipment portfolio at September 30, 1996. The remaining two containers of the original equipment group were disposed of in 1992 for stipulated payments as a result of casualty events.

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

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $192,498 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $7,065,489 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 7.04% and 10.65%, except one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.4% at September 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft. The carrying value of notes payable approximates fair value at September 30, 1996.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)



  The annual maturities of the installment notes payable are as follows:

For the year ending September 30, 1997      $1,453,902
                                  1998       1,117,714
                                  1999       2,082,500
                                  2000         527,722
                                  2001         464,176
                            Thereafter       1,419,475
                                            ----------

                                 Total      $7,065,489
                                            ==========


                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         --------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
-------------------------------



Overview
--------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $1,095,573 and $3,113,111, respectively, compared to $1,127,010 and $3,552,396 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 reflects the effects of primary lease term expirations and the sale of equipment. The Partnership concluded an aircraft exchange late in the first quarter of 1996 (see discussion below). As a result of this exchange, the Partnership replaced its ownership interest in a Boeing 747-SP, having aggregate quarterly lease revenues of $213,302, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 aircraft leased by Reno Air, Inc.), having aggregate quarterly lease revenues of $326,498. The Finnair Aircraft and the Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the nine month period ended September 30, 1996 does not fully reflect the rents ultimately anticipated from the like-kind exchange.

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

  For the three and nine months ended September 30, 1996, the Partnership earned interest income of $6,574 and $72,635, respectively, compared to $12,769 and $40,624 for the same periods in 1995. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The overall increase in interest income in 1996 compared to 1995 is a result of interest of $44,994 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions, discussed below. During the three and nine months ended September 30, 1996, the Partnership also earned interest income of $4,656 and $13,876, respectively, on a note receivable from AFG resulting from the settlement

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




with ICCU Containers S.p.A. (See Note 5 to the financial statements), compared to $4,119 and $21,161 for the same periods in 1995. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

  For the three and nine months ended September 30, 1996, the Partnership sold equipment with net book values of $140,061 and $301,043, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $197,843 and $344,161, respectively, compared to net gains of $69,944 and $43,885 on equipment having net book values of $218,872 and $503,823, respectively, for the same periods in 1995.

  In September 1995, the Partnership transferred its 33.07% ownership interest in the United Aircraft, pursuant to the rules of a like-kind exchange for income tax reporting purposes. The Partnership received aggregate cash consideration of $2,723,865 including $213,301 for rent accrued through the transfer date. A portion of the consideration was used to satisfy the balance of outstanding debt and interest of $414,925. The net cash consideration of $2,095,639 was deposited into a special-purpose escrow account through a third-party exchange agent pending the completion of the aircraft exchange. The Partnership's interest in the Aircraft had a net book value of $3,475,960 at the date of transfer and resulted in a net loss for financial reporting purposes of $965,396.

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

  During the three months ended March 31, 1996, the Partnership transferred its ownership interest in trailers previously leased to The Atchison Topeka and Santa Fe Railroad. The Partnership intended to replace the trailers with comparable trailers and account for the transaction as a like-kind exchange for income tax reporting purposes. A gain of $4,556 was deferred in anticipation of completing the exchange during the three months ended June 30, 1996. The Partnership subsequently elected not to replace the trailers and, accordingly, the deferred gain of $4,556 was recognized as Gain on Sale of Equipment on the Statement of Operations during the second quarter of 1996. See Note 4 to the financial statements for additional discussion of this transaction.

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

  Depreciation and amortization expense for the three and nine months ended September 30, 1996 was $694,735 and $2,473,795, respectively, compared to $965,585 and $3,007,624 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For the purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $128,993 and $392,281, or 11.8% and 12.6% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to $109,685 and $293,195, or 9.7% and 8.3% of lease revenue for the same periods in 1995. The increase in interest expense in 1996 compared to 1995 was due primarily to interest incurred in connection with the leveraging obtained to finance the like-kind exchange transactions, discussed above. Interest expense in future periods is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were approximately 3.5% and 3.2% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 3% and 3.1% of lease revenue for the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 4.8% and 4.6% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 2.5% and 2.9% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 is due principally to costs incurred in connection with the like-kind exchange transactions, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,328,967 and $3,216,132 for the nine months ended September 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $43,297 in cash in connection with the like-kind exchange transactions referred to above. For the nine months ended September 30, 1996, the Partnership realized $671,454 in equipment sale proceeds compared to $547,708 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $951,459. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $903,886, and the General Partner was allocated 5%, or $47,573. The third quarter 1996 cash distribution was paid on October 15, 1996.

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



         AMERICAN INCOME FUND I-C, a Massachusetts Limited Partnership


                  By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:  /s/ Michael J. Butterfield
                       _____________________________________________
                       Michael J. Butterfield
                       Treasurer of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                Date:  November 13, 1996
                       _______________________________________________



                  By:  /s/ Gary M. Romano
                       ________________________________________________
                       Gary M. Romano
                       Clerk of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                 Date: November 13, 1996
                       __________________________________________________