Form 10-Q
period 1997-06-30
AMERICAN INCOME FUND I-C
filed 1997-08-14
CIK 868679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                               _____________________

For Quarter Ended June 30, 1997                      Commission File No. 0-20031

          American Income Fund I-C, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3077437
----------------------------------------                     -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

88 Broad Street, Boston, MA                                  02110
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (617) 854-5800


98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1997 and December 31, 1996                                 3

      Statement of Operations
        for the three and six months ended June 30, 1997 and 1996              4

      Statement of Cash Flows
        for the six months ended June 30, 1997 and 1996                        5

      Notes to the Financial Statements                                     6-10

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11-15

PART II. OTHER INFORMATION:

    Items 1 - 6                                                               16

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                             June 30,     December 31,
                                                              1997           1996
                                                          ------------   ------------
ASSETS

Cash and cash equivalents                                 $    973,537   $  1,187,478

Rents receivable                                               376,003        469,090

Accounts receivable - affiliate                                222,710         89,539

Note receivable - Banyan                                       459,729             --

Investment in Banyan                                           313,146             --

Equipment at cost, net of accumulated depreciation
  of $12,767,240 and $13,677,519 at June 30, 1997
  and December 31, 1996, respectively                        9,609,214     12,102,782
                                                          ------------   ------------

         Total assets                                     $ 11,954,339   $ 13,848,889
                                                          ============   ============
LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                             $  4,885,878   $  6,547,519
Accrued interest                                                39,532         79,752
Accrued liabilities                                             15,000         22,750
Accrued liabilities - affiliate                                 24,453         33,067
Deferred rental income                                          55,855        133,044
Cash distributions payable to partners                         211,436        211,436
                                                          ------------   ------------

         Total liabilities                                   5,232,154      7,027,568
                                                          ------------   ------------
Partners' capital (deficit):
  General Partner                                             (546,430)      (541,473)
  Limited Partnership Interests
  (803,454.56 Units; initial purchase price of $25 each)     7,268,615      7,362,794
                                                          ------------   ------------

         Total partners' capital                             6,722,185      6,821,321
                                                          ------------   ------------

         Total liabilities and partners' capital          $ 11,954,339   $ 13,848,889
                                                          ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                        1997          1996        1997          1996
                                    -----------   ----------  -----------   ----------
Income:

    Lease revenue                   $ 1,221,576   $1,029,011  $ 2,261,004   $2,017,538

    Interest income                       9,138       11,008       25,617       66,061

    Interest income - affiliate              --        4,610           --        9,220

    Gain (loss) on sale/exchange
        of equipment                   (370,886)      89,228     (334,611)     150,874
                                    -----------   ----------  -----------   ----------

         Total income                   859,828    1,133,857    1,952,010    2,243,693
                                    -----------   ----------  -----------   ----------
Expenses:

    Depreciation and amortization       596,009      862,406    1,263,440    1,779,060

    Interest expense                    119,977      168,273      196,998      263,288

    Equipment management fees
      - affiliate                        42,816       32,684       83,358       62,819

    Operating expenses - affiliate       58,300       61,742       84,478       90,701
                                    -----------   ----------  -----------   ----------

         Total expenses                 817,102    1,125,105    1,628,274    2,195,868
                                    -----------   ----------  -----------   ----------

Net income                          $    42,726   $    8,752  $   323,736   $   47,825
                                    ===========   ==========  ===========   ==========
Net income
   per limited partnership unit     $      0.05   $     0.01  $      0.38   $     0.06
                                    ===========   ==========  ===========   ==========
Cash distributions declared
   per limited partnership unit     $      0.25   $     0.37  $      0.50   $     0.75
                                    ===========   ==========  ===========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                                    1997          1996
                                                                -----------   -----------
Cash flows from (used in) operating activities:
Net income                                                      $   323,736   $    47,825

Adjustments to reconcile net income to
    net cash from operating activities:
        Depreciation and amortization                             1,263,440     1,779,060
        (Gain) loss on sale/exchange of equipment                   334,611      (150,874)

Changes in assets and liabilities
    Decrease (increase) in:
        rents receivable                                             93,087      (131,040)
        accounts receivable - affiliate                            (133,171)     (102,800)
    Increase (decrease) in:
        accrued interest                                            (40,220)       45,768
        accrued liabilities                                          (7,750)       (4,930)
        accrued liabilities - affiliate                              (8,614)       (7,806)
        deferred rental income                                      (77,189)      (10,983)
                                                                -----------   -----------
           Net cash from operating activities                     1,747,930     1,464,220
                                                                -----------   -----------
Cash flows from (used in) investing activities:
    Investment in Banyan stock                                     (313,146)           --
    Note receivable - Banyan                                       (459,729)           --
    Purchase of equipment                                                --       (43,297)
    Proceeds from equipment sales/exchange                          895,517       333,550
                                                                -----------   -----------
           Net cash from investing activities                       122,642       290,253
                                                                -----------   -----------
Cash flows used in financing activities:
    Principal payments - notes payable                           (1,661,641)   (1,380,864)
    Distributions paid                                             (422,872)     (634,308)
                                                                -----------   -----------
           Net cash used in financing activities                 (2,084,513)   (2,015,172)
                                                                -----------   -----------

Net decrease in cash and cash equivalents                          (213,941)     (260,699)

Cash and cash equivalents at beginning of period                  1,187,478       799,133
                                                                -----------   -----------

Cash and cash equivalents at end of period                      $   973,537   $   538,434
                                                                ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $   237,218   $   217,520
                                                                ===========   ===========

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

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1997

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

      The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ( " Reno Air " ), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ( " LIBOR " ). Future rents for Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $6,796,995 are due as follows:

      For the year ending June 30,1998     $  2,057,510
                                  1999        1,588,997
                                  2000        1,002,030
                                  2001          760,950
                                  2002          760,950
                            Thereafter          626,558
                                           ------------

                           Total           $  6,796,995
                                           ============

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

                                               Lease Term           Equipment
          Equipment Type                        (Months)             at Cost
------------------------------                 ----------          ------------
Aircraft                                          39-81            $  8,318,862
Materials handling                                 4-60               5,878,753
Trailers/intermodal containers                    66-99               2,180,987
Tractors & heavy duty trucks                       3-78               1,945,458
Furniture & fixtures                                 90               1,914,145
Construction & mining                             18-60                 752,357
Retail store fixtures                                48                 517,488
Motor vehicles                                     6-60                 394,669
Communications                                    12-60                 295,245
Research & test                                      24                 116,406
Manufacturing                                        72                  35,218
Computers & peripherals                            6-37                  26,866
                                                                   ------------

                                   Total equipment cost              22,376,454

                               Accumulated depreciation             (12,767,240)

             Equipment, net of accumulated depreciation            $  9,609,214
                                                                   ============

      At June 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,819,194, representing approximately 48% of total equipment cost.

      The summary above includes equipment held for sale or release with a cost and net book value of approximately $940,000 and $34,000, respectively, at June 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - INVESTMENT IN BANYAN

      On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

      As a result of the exchange transaction and its original 33.85% beneficial ownership interest in Dove Arrow, one of the three Vessels, the Partnership received $430,187 in cash, is the beneficial owner of 208,764 shares of Banyan common stock valued at $313,146 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $459,729.

      Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent (" Consent ") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

      In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by December 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership.

      The General Partner believes that the underlying tangible assets of Banyan, particularly the Ranch Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

NOTE 6 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1997 and 1996 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                         1997      1996
                                                       --------  --------

Equipment management fees                              $ 83,358  $ 62,819
Administrative charges                                   29,844    10,500
Reimbursable operating expenses
   due to third parties                                  54,634    80,201
                                                       --------  --------

                          Total                        $167,836  $153,520
                                                       ========  ========

      During the six months ended June 30, 1996, the Partnership earned interest income of $9,220 on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership and an affiliate of which was a former partner in American Finance Group.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $222,710 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

NOTE 7 - NOTES PAYABLE

      Notes payable at June 30, 1997 consisted of installment notes of $4,885,878 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.65% and 8.89%, except one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.69% at June 30, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to aircraft leased by Finnair OY and the Reno Air of $1,127,840 and $679,276, respectively. The carrying value of notes payable approximates fair value at June 30, 1997.

      The annual maturities of the installment notes payable are as follows:

      For the year ending  June 30, 1998       $    942,937
                                    1999          2,029,176
                                    2000            508,252
                                    2001            296,291
                                    2002            320,423
                              Thereafter            788,799

                                   Total       $  4,885,878
                                               ============

NOTE 8- LEGAL PROCEEDINGS

      On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Partnership has not experienced any material losses as a result of this action.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

      On March 28, 1997, a complaint was filed by EFG, on behalf of the Partnership, in Suffolk Superior Court in the state of Massachusetts against Quaker State Corporation as Guarantor of The Helen Mining Company, a lessee of the Partnership. The complaint seeks to recover unpaid rents of approximately $205,000 and other damages equal to the casualty value of the underlying equipment which has a net carrying value for financial reporting purposes of approximately $230,000. The parties have agreed to the terms of a Mutual Release and Settlement Agreement, which Agreement is expected to be finalized by August 20, 1997, and pursuant to which the Partnership will receive approximately $554,000.

      On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

      The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

Overview

      The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind up its operations within approximately seven years of its inception. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course of business. As a result of the Partnership's age and a declining equipment portfolio, the General Partner is evaluating a variety of transactions that will reduce the Partnership's prospective costs to operate as a publicly registered limited partnership and, therefore, enhance overall cash distributions to the limited partners. Such a transaction may involve the sale of the Partnership's remaining equipment or a transaction that would allow for the consolidation of the Partnership's expenses with other similarly-organized equipment leasing programs. In order to increase the marketability of the Partnership's remaining equipment, the General Partner expects to use the Partnership's available cash and future cash flow to retire indebtedness. This will negatively effect short-term cash distributions.

Results of Operations

      For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $1,221,576 and $2,261,004, respectively, compared to $1,029,011 and $2,017,538 for the same periods in 1996. The increase in lease revenue from 1996 to 1997 reflects the receipt in 1997 of prepaid contractual rental obligations of $400,631 associated with the sale of its interest in a vessel (see discussion below) and an aircraft exchange which concluded in March 1996 offset by lease term expirations and equipment sales. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 leased by Reno Air, Inc.). The Southwest Aircraft were exchanged into the Partnership in 1995, while the Finnair Aircraft and Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the six months ended June 30, 1996 reflected only a portion of the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $321,000 and $647,000 of lease revenue during the three and six months ended June 30, 1997, respectively, compared to approximately $238,000 and $342,000 for the same periods in 1996. In the future, lease revenue will decline due to primary and renewal lease term expirations and the sale of equipment.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

      The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

      For the three and six months ended June 30, 1997, the Partnership earned interest income of $9,138 and $25,617, respectively, compared to $11,008 and $66,061 for the same periods in 1996. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1996 included interest of $44,994 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions, discussed above. During the three and six months ended June 30, 1996, the Partnership also earned interest income of $4,610 and $9,220, respectively, on a note receivable from EFG resulting from the settlement with ICCU Containers S.p.A., a former lessee of the Partnership whose affiliate was a former partner in American Finance Group. All amounts due from EFG pursuant to this note were received at December 31, 1996. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

      During the three and six months ended June 30, 1997, the Partnership sold or exchanged equipment having a net book value of $1,188,103 and $1,230,128, respectively, to existing lessees and third parties. These transactions resulted in a net loss, for financial statement purposes, of $370,886 and $334,611, respectively. The equipment transactions included the Partnership's interest in a vessel with an original cost and net book value of $2,605,381 and $1,180,755, respectively. In connection with this transaction, the Partnership realized sale proceeds of $802,431, which resulted in a net loss, for financial statement purposes, of $378,324. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

      On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

      As a result of the exchange transaction and its original 33.85% beneficial ownership interest in Dove Arrow, one of the three Vessels, the Partnership received $430,187 in cash and is the beneficial owner of 208,764 shares

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

of Banyan common stock valued at $313,146 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $459,729.

      Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent (" Consent ") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

      The General Partner believes that the underlying tangible assets of Banyan, particularly the Ranch Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

      During the three and six months ended June 30, 1996, the Partnership sold equipment having a net book value of $87,628 and $160,982 to existing lessees and third parties. These sales resulted in net gain, for financial statement purposes, of $89,228 and $150,874 respectively.

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

      Depreciation and amortization expense for the three and six months ended June 30, 1997 was $596,009 and $1,263,440, respectively, compared to $862,406 and $1,779,060 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For the purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

      Interest expense was $119,977 and $196,998, or 9.8% and 8.7% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to $168,273 and $263,288 or 16.4% and 13.1% of lease revenue for the same periods in 1996. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

      Management fees were approximately 3.5% and 3.7% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to 3.2% and 3.1% of lease revenue for the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 4.8% and 3.7% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to 6% and 4.5% of lease revenue for the same periods in 1996. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,747,930 and $1,464,220 for the six months ended June 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. For the six months ended June 30, 1997, the Partnership realized net cash proceeds of $895,517, including proceeds from the exchange transaction, compared to $333,550 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

During the six months ended June 30, 1996, the Partnership expended $43,297 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1997.

      As a result of the exchange transaction (see Results of Operations) the Partnership became the beneficial owner of 208,764 shares of Banyan common stock valued at $313,146 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $459,729.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the amount of cash used to repay debt obligations may fluctuate due to the use of the Partnership's available cash and future cash flow to retire indebtedness (see Overview). In addition, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and Reno Aircraft of $1,127,840 and $679,276, respectively.

      Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $422,872. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $401,728, and the General Partner was allocated 5%, or $21,144. The second quarter 1997 cash distribution was paid on July 14, 1997.

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

                             Refer to Note 8 herein.

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

                   AMERICAN INCOME FUND I-C, a Massachusetts Limited Partnership

                              By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                              By:   /s/  Michael J. Butterfield
                                    --------------------------------------------
                                    Michael J. Butterfield
                                    Treasurer of AFG Leasing VI Incorporated
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)

                              Date: August 14, 1997


                              By:   /s/  Gary M. Romano
                                    --------------------------------------------
                                    Gary M. Romano
                                    Clerk of AFG Leasing VI Incorporated
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)

                              Date: August 14, 1997