Form 10-Q
period 1997-09-30
AMERICAN INCOME FUND I-C
filed 1997-11-14
CIK 868679

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to ________________


                                   ________________

For Quarter Ended September 30, 1997                Commission File No. 0-20031

          American Income Fund I-C, a Massachusetts Limited Partnership
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



   Massachusetts                                    04-3077437
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

88 Broad Street, Boston, MA                             02110
(Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, including area code (617) 854-5800

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes   No
                                                     ---  ---

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                         PAGE
                                                         ----
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Statement of Financial Position at September 30, 1997
 and December 31, 1996                                       3

Statement of Operations for the three and nine months
 ended September 30, 1997 and 1996                           4

Statement of Cash Flows for the nine months ended
September 30, 1997 and 1996                                  5

Notes to the Financial Statements                         6-10

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations            11-16

PART II. OTHER INFORMATION:

Items 1--6                                                17

                             AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       STATEMENT OF FINANCIAL POSITION
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                                                          SEPTEMBER      DECEMBER
                                                                             30,            31,
ASSETS                                                                      1997           1996
----------------------------------------------------------------------  -------------  -------------

Cash and cash equivalents.............................................  $   1,349,912  $   1,187,478

Rents receivable......................................................        269,471        469,090

Accounts receivable--affiliate........................................      1,172,546         89,539

Note receivable--Banyan...............................................        459,729           --

Investment in Banyan..................................................        313,146           --

Equipment at cost, net of accumulated depreciation of $8,609,391 and
  $13,677,519 at September 30, 1997 and December 31, 1996,
  respectively........................................................      8,917,404     12,102,782
                                                                        -------------  -------------

    Total assets......................................................  $  12,482,208  $  13,848,889
                                                                        -------------  -------------
                                                                        -------------  -------------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable.........................................................  $   4,660,762  $   6,547,519
Accrued interest......................................................         37,647         79,752
Accrued liabilities...................................................         22,500         22,750
Accrued liabilities--affiliate........................................         31,878         33,067
Deferred rental income................................................         64,694        133,044
Cash distributions payable to partners................................        211,436        211,436
                                                                        -------------  -------------

    Total liabilities.................................................      5,028,917      7,027,568
                                                                        -------------  -------------

Partners' capital (deficit):

  General Partner.....................................................       (509,875)      (541,473)

  Limited Partnership Interests (803,454.56 Units;
    initial purchase price of $25 each)...............................      7,963,166      7,362,794
                                                                          -------------  -------------

    Total partners' capital...........................................      7,453,291      6,821,321
                                                                        -------------  -------------

    Total liabilities and partners' capital...........................  $  12,482,208     13,848,889
                                                                        -------------  -------------
                                                                        -------------  -------------

                     The accompanying notes are an integral part
                             of these financial statements.

                             AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                           STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1997 and 1996

                                (Unaudited)


                                                                   THREE MONTHS               NINE MONTHS
                                                               ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                             ------------------------   -------------------------
                                                                1997         1996          1997          1996
                                                             ----------  ------------  ------------  ------------
Income:

  Lease revenue............................................  $  989,660  $  1,095,573  $  3,250,664  $  3,113,111

  Interest income..........................................      20,340         6,574        45,957        72,635

  Interest income-affiliate................................      --             4,656       --             13,876

  Gain on sale/exchange of equipment.......................     611,574       197,843       276,963       348,717
                                                             ----------  ------------  ------------  ------------

    Total income...........................................   1,621,574     1,304,646     3,573,584     3,548,339
                                                             ----------  ------------  ------------  ------------

Expenses:

  Depreciation and amortization............................     445,432       694,735     1,708,872     2,473,795

  Interest expense.........................................      97,647       128,993       294,645       392,281

  Equipment management--affiliate fees.....................      45,600        37,870       128,958       100,689

  Operating expenses--affiliate............................      90,355        52,167       174,833       142,868
                                                             ----------  ------------  ------------  ------------

    Total expenses.........................................     679,034       913,765     2,307,308     3,109,633
                                                             ----------  ------------  ------------  ------------

Net income.................................................  $  942,540  $    390,881  $  1,266,276  $    438,706
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------

Net income per limited partnership unit....................  $     1.11  $       0.46  $       1.50  $       0.52
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------

Cash distributions declared per limited partnership unit...  $     0.25  $       0.37  $       0.75  $       1.12
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------

                       The accompanying notes are an integral part
                              of these financial statements.

                                  AMERICAN INCOME FUND I-C,
                            a Massachusetts Limited Partnership

                                 STATEMENT OF CASH FLOWS
                    nine months ended September 30, 1997 and 1996
                                      (Unaudited)

                                                                                           1997          1996
                                                                                        -----------  ------------
Cash flows from (used in) operating activities:

Net income............................................................................  $  1,266,276  $   438,706

Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization.....................................................    1,708,872     2,473,795
     Gain on sale/exchange of equipment................................................     (276,963)     (348,717)
 Changes in assets and liabilities
   Decrease (increase) in:
     rents receivable..................................................................      199,619        98,330
     accounts receivable--affiliate....................................................   (1,083,007)     (178,846)
   Decrease in:
     accrued interest..................................................................      (42,105)       (4,751)
     accrued liabilities...............................................................         (250)     (138,252)
     accrued liabilities--affiliate....................................................       (1,189)       (5,757)
     deferred rental income............................................................      (68,350)       (5,541)
                                                                                          -----------  ------------

      Net cash from operating activities..............................................    1,702,903     2,328,967
                                                                                          -----------  ------------

Cash flows from (used in) investing activities:
   Investment in Banyan stock..........................................................    (313,146)        --
   Note receivable--Banyan.............................................................    (459,729)        --
   Purchase of equipment...............................................................      --            (43,297)
   Proceeds from equipment sales.......................................................   1,753,469        671,454
                                                                                          -----------  ------------
       Net cash from investing activities..............................................      980,594       628,157
                                                                                          -----------  ------------

Cash flows used in financing activities:
   Principal payments--notes payable...................................................   (1,886,757)   (2,121,269)
   Distributions paid..................................................................     (634,306)     (951,459)
                                                                                          -----------  ------------
       Net cash used in financing activities...........................................   (2,521,063)   (3,072,728)
                                                                                          -----------  ------------

Net increase (decrease) in cash and cash equivalents..................................       162,434      (115,604)

Cash and cash equivalents at beginning of period......................................    1,187,478       799,133
                                                                                          -----------  ------------

Cash and cash equivalents at end of period............................................  $ 1,349,912  $    683,529
                                                                                          -----------  ------------
                                                                                          -----------  ------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.............................................  $   336,750  $    397,032
                                                                                          -----------  ------------
                                                                                          -----------  ------------

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

                           AMERICAN INCOME FUND I-C
                     a Massachusetts Limited Partnership

                      Notes to the Financial Statements
                               September 30, 1997

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents for Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $6,348,787 are due as follows:


For the year ending September 30, 1998          $2,008,450
                                  1999           1,477,656
                                  2000             900,510
                                  2001             762,750
                                  2002             762,750
                            Thereafter             436,671
                                                  --------
                                 Total          $6,348,787
                                                  --------
                                                  --------

                        AMERICAN INCOME FUND I-C
                  a Massachusetts Limited Partnership

                  Notes to the Financial Statements

                              (Continued)

NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                 REMAINING
                                                 LEASE TERM       EQUIPMENT
EQUIPMENT TYPE                                    (MONTHS)         AT COST
--------------                                   --------------  ------------

Aircraft.........................................  22-63           $  8,318,862
Materials handling...............................  0-19               3,995,290
Trailers/intermodal containers...................  63-69              2,138,234
Tractors & heavy duty trucks.....................  0-6                1,287,221
Retail store fixtures............................  0                    517,488
Construction & mining............................  3-9                  426,263
Motor vehicles...................................  0                    394,669
Communications...................................  0-3                  270,278
Research & test..................................  3                    116,406
Manufacturing....................................  0                     35,218
Computers & peripherals..........................  0                     26,866
                                                                   ------------
                                Total equipment cost                 17,526,795

                            Accumulated depreciation                 (8,609,391)
                                                                   ------------

          Equipment, net of accumulated depreciation               $  8,917,404
                                                                   ------------
                                                                   ------------

    At September 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,819,194, representing approximately 62% of total equipment cost.

    The summary above includes equipment held for sale or release with a cost and net book value of approximately $280,000 and $8,000, respectively, at September 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.

NOTE 5--INVESTMENT IN BANYAN

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

                          AMERICAN INCOME FUND I-C
                    a Massachusetts Limited Partnership

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Continued)


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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent (" Consent ") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $41,753 is scheduled to be paid to the Partnership on or before November 15, 1997.

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

NOTE 6--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1997 and 1996 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                 1997        1996
                                             ----------  ----------
Equipment management fees..................  $  128,958  $  100,689

Administrative charges.....................      46,857      15,750

Reimbursable operating expenses due to
 third parties.............................     127,976     127,118
                                             ----------  ----------
    Total..................................  $  303,791  $  243,557
                                             ----------  ----------
                                             ----------  ----------

                          AMERICAN INCOME FUND I-C
                    a Massachusetts Limited Partnership

                                FORM 10-Q

                       PART I. FINANCIAL INFORMATION


    During the nine months ended September 30, 1996, the Partnership earned interest income of $13,876 on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership whose affiliate was a former partner in American Finance Group.

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $1,172,546 by EFG for such funds and the interest thereon. This balance includes rents and sale proceeds of approximately $613,000 related to the settlement of certain litigation concerning The Helen Mining Company, a lessee of the Partnership, in September 1997 (refer to Note 8 to the financial statements herein). These funds were remitted to the Partnership in October 1997.

NOTE 7--NOTES PAYABLE

    Notes payable at September 30, 1997 consisted of installment notes of $4,660,762 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.65% and 8.89%, except one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.66% at September 30, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to the Finnair Aircraft and the Reno Aircraft of $1,127,840 and $679,276, respectively. The carrying value of notes payable approximates fair value at September 30, 1997.

    The annual maturities of the installment notes payable are as follows:

For the year ending September 30, 1998       $  995,857
                                  1999        1,948,372
                                  2000          381,241
                                  2001          302,148
                                  2002          326,757
                            Thereafter          706,387
                                              ----------
                                 Total       $4,660,762
                                              ----------
                                              ----------


NOTE 8--LEGAL PROCEEDINGS

    On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and specific performance and alleging, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the

                            AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The matter remains pending before the Court and is scheduled for a hearing on EFG's motion in December 1997. The Partnership has not experienced any material losses as a result of this action.

    On March 28, 1997, a complaint was filed by EFG, on behalf of the Partnership, in Suffolk Superior Court in the state of Massachusetts against Quaker State Corporation as Guarantor of The Helen Mining Company, a lessee of the Partnership. The complaint sought to recover unpaid rents of approximately $205,000 and other damages equal to the casualty value of the underlying equipment which had a net carrying value of approximately $192,000 upon disposition. The case was settled in September 1997 for approximately $613,000. For financial statement purposes, the Partnership recognized a gain on disposition of this equipment during the three months ended September 30, 1997 of $129,098.

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

                            AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996:

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

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $989,660 and $3,250,664, respectively, compared to $1,095,573 and $3,113,111 for the same periods in 1996. The increase in lease revenue from 1996 to 1997 reflects the receipt in 1997 of prepaid contractual rental obligations of $400,631 associated with the exchange of its interest in a vessel (see discussion below) and an aircraft exchange which concluded in March 1996, offset by lease term expirations and equipment sales. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in six other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc., two McDonnell Douglas MD-82 aircraft leased by Finnair OY and one McDonnell Douglas MD-87 leased by Reno Air, Inc.). The Southwest Aircraft were exchanged into the Partnership in 1995, while the Finnair Aircraft and Reno Aircraft were exchanged into the Partnership on March 25 and March 26, 1996, respectively. Accordingly, revenue for the nine months ended September 30, 1996 reflected only a portion of the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $972,000 of lease revenue during the nine months ended September 30, 1997 compared to approximately $661,000 for the same period in 1996. In the future, lease revenue will decline due to primary and renewal lease term expirations and the sale of equipment.

                            AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership

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

    For the three and nine months ended September 30, 1997, the Partnership earned interest income of $20,340 and $45,957, respectively, compared to $6,574 and $72,635 for the same periods in 1996. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1996 included interest of $44,994 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions, discussed above. During the three and nine months ended September 30, 1996, the Partnership also earned interest income of $4,656 and $13,876, respectively, on a note receivable from EFG resulting from a settlement with ICCU Containers S.p.A., a former lessee of the Partnership whose affiliate was a former partner in American Finance Group. All amounts due from EFG pursuant to this note were received at December 31, 1996. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

    During the three and nine months ended September 30, 1997, the Partnership sold or exchanged equipment having a net book value of $246,378 and $1,476,506, respectively, to existing lessees and third parties. These transactions resulted in a net gain, for financial statement purposes, of $611,574 and $276,963, respectively. The equipment transactions included the Partnership's interest in a vessel with an original cost and net book value of $2,605,381 and $1,180,755, respectively. In connection with this transaction, the Partnership realized sale proceeds of $802,431, which resulted in a net loss, for financial statement purposes, of $378,324. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

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

                            AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership

                                FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    As a result of the exchange transaction and its original 33.85% beneficial ownership interest in Dove Arrow, one of the three Vessels, the Partnership received $430,187 in cash and is the beneficial owner of 208,764 shares of Banyan common stock valued at $313,146 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $459,729. The Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

    Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent (" Consent ") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $41,753 is scheduled to be paid to the Partnership on or before November 15, 1997.

    The General Partner believes that the underlying tangible assets of Banyan, particularly the Ranch Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

    During the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $140,061 and $322,737, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $197,843 and $348,717, respectively.

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

    Depreciation and amortization expense for the three and nine months ended September 30, 1997 was $445,432 and $1,708,872, respectively, compared to $694,735 and $2,473,795 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of

                            AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership

                                FORM 10-Q

                         PART I. FINANCIAL INFORMATION

primary lease expiration on a straight-line basis over such term. For the purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $97,647 and $294,645, or 9.9% and 9.1% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to $128,993 and $392,281 or 11.8% and 12.6% of lease revenue for the same periods in 1996. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

    Management fees were approximately 4.6% and 4% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 3.5% and 3.2% of lease revenue for the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 9.1% and 5.4% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 4.8% and 4.6% of lease revenue for the same periods in 1996. The increase in operating expenses from 1996 to 1997 resulted primarily due to increases in administrative charges and professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,702,903 and $2,328,967 for the nine months ended September 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

                            AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership

                                FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 1997, the Partnership realized net cash proceeds of $1,753,469, including proceeds from the exchange transaction, compared to $671,454 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the nine months ended September 30, 1996, the Partnership expended $43,297 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1997.

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

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $634,306. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $602,591, and the General Partner was allocated 5%, or $31,715. The third quarter 1997 cash distribution was paid on October 14, 1997.

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

                            AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership

                                FORM 10-Q

                         PART I. FINANCIAL INFORMATION

refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                     AMERICAN INCOME FUND I-C, a
                 Massachusetts Limited Partnership

                               FORM 10-Q

                      PART II. OTHER INFORMATION

Item 1.           Legal Proceedings Response:

                  Refer to Note 8 to the financial statements herein.

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

       AMERICAN INCOME FUND I-C, a Massachusetts Limited Partnership


   By:   AFG Leasing VI Incorporated, a Massachusetts corporation
         and the General Partner of the Registrant.

   By:   /s/ Michael J. Butterfield
         -----------------------------------------
         Michael J. Butterfield
         Treasurer of AFG Leasing VI Incorporated
         (Duly Authorized Officer and
         Principal Accounting Officer)

 Date:   November 14, 1997
         ------------------------------------------

   By:   /s/ Gary M. Romano
         ------------------------------------------
         Gary M. Romano
         Clerk of AFG Leasing VI Incorporated
         (Duly Authorized Officer and
         Principal Financial Officer)

 Date:   November 14, 1997
         -----------------------------------------