Form 10-Q
period 1999-03-31
AMERICAN INCOME FUND I-C
filed 1999-05-14
CIK 868679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               -------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    -----------------------

                               ----------------------


For Quarter Ended March 31, 1999                     Commission File No. 0-20031


          American Income Fund I-C, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                              04-3077437
-------------------------------                            -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

88 Broad Street, Boston, MA                                02110
-------------------------------                            -------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code     (617) 854-5800
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes        No
                                                        -----     -----

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX



                                                                               Page
                                                                              ------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at March 31, 1999 and December 31, 1998                              3

         Statement of Operations
              for the three months ended March 31, 1999 and 1998                   4

         Statement of Changes in Partners' Capital
              for the three months ended March 31, 1999                            5

         Statement of Cash Flows
              for the three months ended March 31, 1999 and 1998                   6

         Notes to the Financial Statements                                      7-12


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              13-18


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                  19

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1999 and December 31, 1998

                                   (Unaudited)



                                                                                  March 31,            December 31,
                                                                                    1999                   1998
                                                                               ----------------       ---------------
ASSETS
------

Cash and cash equivalents                                                      $      3,219,165       $     3,243,631

Rents receivable                                                                        265,284               361,283

Accounts receivable - affiliates                                                        218,250                50,767

Note receivable - affiliate                                                             459,729               459,729

Investment securities - affiliate                                                        75,675                86,113

Equipment at cost, net of accumulated depreciation of
     $8,544,231 and $8,610,088 at March 31, 1999
     and December 31, 1998, respectively                                              7,124,559             7,364,212
                                                                               ----------------       ---------------

         Total assets                                                          $     11,362,662       $    11,565,735
                                                                               ----------------       ---------------
                                                                               ----------------       ---------------

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                                                                  $      3,170,475       $     3,459,289
Accrued interest                                                                         21,560                26,620
Accrued liabilities                                                                     226,000               259,500
Accrued liabilities - affiliate                                                          23,851                14,751
Deferred rental income                                                                   55,911                54,912
Cash distributions payable to partners                                                  158,577               158,577
                                                                               ----------------       ---------------

         Total liabilities                                                            3,656,374             3,973,649
                                                                               ----------------       ---------------

Partners' capital (deficit):
     General Partner                                                                   (497,225)             (502,935)
     Limited Partnership Interests
     (803,454.56 Units; initial purchase price of $25 each)                           8,203,513             8,095,021
                                                                               ----------------       ---------------

         Total partners' capital                                                      7,706,288             7,592,086
                                                                               ----------------       ---------------

         Total liabilities and partners' capital                               $     11,362,662       $    11,565,735
                                                                               ----------------       ---------------
                                                                               ----------------       ---------------


                 The accompanying notes are an integral part of
                           these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)



                                                                                   1999                   1998
                                                                              ---------------        ---------------
Income:

     Lease revenue                                                            $       527,086        $       637,860

     Interest income                                                                   35,047                 35,887

     Interest income - affiliate                                                       11,336                 11,493

     Gain on sale of equipment                                                         86,252                 21,566
                                                                              ---------------        ---------------

         Total income                                                                 659,721                706,806
                                                                              ---------------        ---------------


Expenses:

     Depreciation                                                                     238,567                317,430

     Interest expense                                                                  64,291                 87,403

     Equipment management fees - affiliate                                             24,437                 29,054

     Operating expenses - affiliate                                                    49,209                 36,515
                                                                              ---------------        ---------------

         Total expenses                                                               376,504                470,402
                                                                              ---------------        ---------------


Net income                                                                    $       283,217        $       236,404
                                                                              ---------------        ---------------
                                                                              ---------------        ---------------

Net income
     per limited partnership unit                                             $          0.33        $          0.28
                                                                              ---------------        ---------------
                                                                              ---------------        ---------------

Cash distribution declared
     per limited partnership unit                                             $          0.19        $          0.19
                                                                              ---------------        ---------------
                                                                              ---------------        ---------------


                 The accompanying notes are an integral part of
                           these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   for the three months ended March 31, 1999

                                   (Unaudited)



                                                         General                  Limited Partners
                                                         Partner         ----------------------------------
                                                         Amount               Units              Amount               Total
                                                     ---------------     -------------       --------------      --------------
Balance at December 31, 1998                         $     (502,935)        803,454.56       $    8,095,021      $    7,592,086

   Net income                                                14,161                 --              269,056             283,217

   Unrealized loss on investment
      securities - affiliate                                   (522)                --               (9,916)            (10,438)
                                                     ---------------     -------------       --------------      --------------

Comprehensive income                                         13,639                 --              259,140             272,779
                                                     --------------      -------------       --------------      --------------

Cash distribution declared                                   (7,929)                --             (150,648)           (158,577)
                                                     --------------      -------------       --------------      --------------

Balance at March 31, 1999                            $     (497,225)        803,454.56       $    8,203,513      $    7,706,288
                                                     --------------      -------------       --------------      --------------
                                                     --------------      -------------       --------------      --------------


                 The accompanying notes are an integral part of
                           these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)



                                                                                            1999                  1998
                                                                                      ---------------       ---------------
Cash flows from (used in) operating activities:
Net income                                                                            $       283,217       $       236,404

Adjustments to reconcile net income to net cash from
  operating activities:
         Depreciation                                                                         238,567               317,430
         Gain on sale of equipment                                                            (86,252)              (21,566)
Changes in assets and liabilities
     Decrease (increase) in:
         Rents receivable                                                                      95,999              (120,459)
         Accounts receivable - affiliates                                                    (167,483)              190,707
     Increase (decrease) in:
         Accrued interest                                                                      (5,060)                2,882
         Accrued liabilities                                                                  (33,500)                1,671
         Accrued liabilities - affiliate                                                        9,100               (11,443)
         Deferred rental income                                                                   999                33,558
                                                                                      ---------------       ---------------

              Net cash from operating activities                                              335,587               629,184
                                                                                      ---------------       ---------------

Cash flows from investing activities:
     Proceeds from equipment sales                                                             87,338                26,350
                                                                                      ---------------       ---------------

              Net cash from investing activities                                               87,338                26,350
                                                                                      ---------------       ---------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                      (288,814)             (206,150)
     Distributions paid                                                                      (158,577)             (158,577)
                                                                                      ---------------       ---------------

              Net cash used in financing activities                                          (447,391)             (364,727)
                                                                                      ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                                          (24,466)              290,807

Cash and cash equivalents at beginning of period                                            3,243,631             2,519,940
                                                                                      ---------------       ---------------

Cash and cash equivalents at end of period                                            $     3,219,165       $     2,810,747
                                                                                      ---------------       ---------------
                                                                                      ---------------       ---------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                         $        69,351       $        84,521
                                                                                      ---------------       ---------------
                                                                                      ---------------       ---------------

Supplemental disclosure of non-cash activity:
     See Note 5 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities - affiliate during the three months ended March 31, 1999.


                 The accompanying notes are an integral part of
                           these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 1999

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1998 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1998 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and results of operations for the three month periods ended March 31, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH
-------------

     At March 31, 1999, the Partnership had $3,107,629 invested in federal agency discount notes and in reverse repurchase agreements secured by U.S. Treasury Bills or interest in U.S.
Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,243,257 are due as follows:

          For the year ending March 31, 2000            $  1,629,966
                                        2001               1,036,967
                                        2002                 760,961
                                        2003                 652,268
                                        2004                 163,095
                                                        ------------

                                       Total            $  4,243,257
                                                        ------------
                                                        ------------


     In December 1998, the Partnership and the other affiliated leasing programs owning interests in two McDonnell Douglas MD-82 aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $700,000 to the Partnership. The lease revenue from these lease extensions is included in the future minimum rents summary above.


NOTE 4 - EQUIPMENT
------------------

     The following is a summary of equipment owned by the Partnership at March 31, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1999 under

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                                             Remaining
                                                             Lease Term                             Equipment
      Equipment Type                                          (Months)                               at Cost
------------------------------                               -----------                         ---------------
Aircraft                                                         9-45                            $     8,318,862
Materials handling                                               0-17                                  3,124,148
Trailers/intermodal containers                                  45-51                                  1,975,014
Tractors & heavy duty trucks                                        0                                  1,210,962
Retail store fixtures                                               0                                    517,488
Construction & mining                                               0                                    220,026
Motor vehicles                                                      0                                    215,603
Communications                                                      0                                     51,469
Manufacturing                                                       0                                     35,218
                                                                                                 ---------------

                                                              Total equipment cost                    15,668,790

                                                          Accumulated depreciation                    (8,544,231)
                                                                                                 ---------------

                                        Equipment, net of accumulated depreciation               $     7,124,559
                                                                                                 ---------------
                                                                                                 ---------------


     At March 31, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,811,360, representing approximately 69% of total equipment cost.

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of $8,318,862 and a net book value of $6,090,098 at March 31, 1999 (see Note 7).

     The summary above includes equipment held for sale or re-lease with a cost of approximately $70,000, which had been fully depreciated at March 31, 1999. The General Partner is actively seeking the sale or re-lease of all such equipment. In addition, the summary above also includes equipment being leased on a month-to-month basis.


NOTE 5 - INVESTMENT SECURITIES - AFFILIATE/NOTE RECEIVABLE - AFFILIATE
-----------------------------------------------------------------------

     As a result of an exchange transaction in 1997, the Partnership owns 20,876 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $459,729. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Partnership recognized interest income of $11,336 related to the Semele Note during the three months ended March 31, 1999.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended March 31, 1999, the Partnership decreased the carrying value of its investment in Semele common stock to $3.625 per share (the quoted price of the Semele stock on NASDAQ SmallCap Market at March 31, 1999) resulting in an unrealized loss of $10,438. This loss was reported as a component of comprehensive income, included in partners' capital.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1999 and 1998 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                              1999                1998
                                                          -----------         -----------
     Equipment management fees                            $    24,437         $    29,054
     Administrative charges                                    17,013              17,013
     Reimbursable operating expenses
         due to third parties                                  32,196              19,502
                                                          -----------         -----------

                               Total                      $    73,646         $    65,569
                                                          -----------         -----------
                                                          -----------         -----------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1999, the Partnership was owed $206,914 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1999.

NOTE 7 - NOTES PAYABLE
----------------------

     Notes payable at March 31, 1999 consisted of installment notes of $3,170,475 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.65% and 8.89%, except one note which bears a fluctuating interest rate based on LIBOR plus a margin (4.94% at March 31, 1999). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to aircraft leased by Finnair OY and Reno Air, Inc. of $1,127,840 and $679,276, respectively (see Note 9 regarding the extension of the maturity date of the Finnair indebtedness). The carrying value of notes payable approximates fair value at March 31, 1999.

     The annual maturities of the installment notes payable are as follows:

          For the year ending March 31, 2000               $   1,671,631
                                        2001                     290,548
                                        2002                     314,211
                                        2003                     191,996
                                        2004                     702,089
                                                           -------------

                                       Total               $   3,170,475
                                                           -------------
                                                           -------------

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 8 - LEGAL PROCEEDINGS
--------------------------

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and superseded a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998 and was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order"). Prior to issuing a final order, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff class members in the Class Action Lawsuit will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing. Since first executing the Stipulation of Settlement, the Court has scheduled two fairness hearings, the first on December 11, 1998 and the second on March 19, 1999, each of which was postponed because of delays in finalizing certain information materials that are subject to regulatory review prior to being distributed to investors.

     On March 15, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 15, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. This revision is expected to expedite the settlement of one sub-class by the middle of 1999. However, the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class.

     Specifically, the settlement of the second sub-class is premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


In addition, EFG would contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate as a finance company specializing in the acquisition, financing and servicing of equipment leases for its own account and for the account of others on a contract basis. Newco also would use its best efforts to list its shares on the NASDAQ National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation will be presented in a Solicitation Statement that will be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process is completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998 and remains pending. Class members will be notified of the actual fairness hearing date when it is confirmed.

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution referenced above in connection with the proposed Consolidation.

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting final settlements, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $82,000, all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $216,000, all of which was also accrued and expensed by the Partnership in 1998.

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


permits the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     There can be no assurance that settlement of either sub-class of the Class Action Lawsuit will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that final settlements of each sub-class will be achieved. However, in the absence of final settlements approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. Refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of these matters. The following is an update to the Partnership's prior disclosure on Form 10-K for 1998:

ACTION INVOLVING NATIONAL STEEL CORPORATION
-------------------------------------------

     EFG, on behalf of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"). The Complaint seeks reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. In March 1999, the Plaintiffs obtained payment for certain of the disputed items and, on May 11, 1999, the parties executed a comprehensive settlement agreement to resolve remaining issues. The General Partner does not expect the outcome of this action to have a material adverse effect on the Partnership's financial position or results of operations.

NOTE 9 - SUBSEQUENT EVENT
-------------------------

     On April 29, 1999, the Partnership and certain affiliated investment programs (collectively, the "Programs") entered into agreements with a third-party lender to extend the maturity date of the Programs' indebtedness related to the two aircraft leased to Finnair OY (the "Finnair Aircraft"). Under the existing loan agreements, the Programs had balloon payment obligations scheduled to mature in April 1999. Consistent with the extension

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


terms of the lease agreements related to the Finnair Aircraft (see Note 3), the maturity dates of the indebtedness were extended to January 2000 and April 2001, respectively. The Partnership will have balloon payment obligations related to this indebtedness on the respective maturity dates of $399,502 and $106,516.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

     Certain statements in this annual report of American Income Fund I-C, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements, the collection of all rents due under the Partnership's lease agreements and the remarketing of the Partnership's equipment.

YEAR 2000 ISSUE
---------------

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed substantially all of its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems would be Year 2000 compliant by the end of 1998.

     Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. The Partnership's equipment leases were structured as triple net leases, meaning that the lessees are responsible for, among other things, (i) maintaining and servicing all equipment during the lease term, (ii) ensuring that all equipment functions properly and is returned in good condition, normal wear and tear excepted, and (iii) insuring the assets against casualty and other events of loss. Non-compliance with lease terms on the part of a lessee, including failure to address Year 2000 Issues could result in lost revenues and impairment of residual values of the Partnership's equipment assets under a worst-case scenario.

     EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Partnership's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Partnership is not determinable.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:
--------------------------------------------------------------------------------

     The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 8 to the accompanying financial statements. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2002.

RESULTS OF OPERATIONS
---------------------

     For the three months ended March 31, 1999, the Partnership recognized lease revenue of $527,086 compared to $637,860 for the same period in 1998. The decrease in lease revenue from 1998 to 1999 primarily reflects the effects of lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to primary and renewal lease term expirations and the sale of equipment.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     Interest income for the three months ended March 31, 1999 was $46,383 compared to $47,380 for the same period in 1998. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1999 and 1998 included $11,336 and $11,493, respectively, earned on a note receivable from Semele Group, Inc. ("Semele")(see Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

     During the three months ended March 31, 1999, the Partnership sold equipment having a net book value of $1,086 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $86,252 compared to a net gain in 1998 of $21,566 on equipment having a net book value of $4,784.

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

     Depreciation expense for the three months ended March 31, 1999 was $238,567 compared to $317,430 for the same period in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For the purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $64,291 or 12.2% of lease revenue for the three months ended March 31, 1999 compared to $87,403 or 13.7% of lease revenue for the same period in 1998. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 4.6% of lease revenue for each of the three months ended March 31, 1999 and 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $49,209 for the three months ended March 31, 1999 compared to $36,515 for the same period in 1998. Operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS
------------------------------------------------------------

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $335,587 and $629,184 for the three months ended March 31, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1999, the Partnership realized $87,338 in equipment sale proceeds compared to $26,350 for the same period in 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At March 31, 1999, the Partnership was due aggregate future minimum lease payments of $4,243,257 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $3,170,475 (see Note 7 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future years, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. In addition, the Partnership has balloon payment obligations at the expiration of the respective primary lease terms related to aircraft leased to Finnair OY and the Reno Air, Inc. of $1,127,840 and $679,276, respectively (see Note 9 to the financial statements regarding the extension of the maturity date of the Finnair indebtedness in April 1999).

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended March 31, 1999, the Partnership decreased the carrying value of its investment in Semele common stock to $3.625 per share (the quoted price of the Semele stock on NASDAQ SmallCap Market at March 31, 1999) resulting in an unrealized loss of $10,438 compared to an unrealized gain of $26,096 for the same period in 1998. The loss and gain were each reported as a component of comprehensive income, included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

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

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 8 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the first quarter of 1999. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 8 to the accompanying financial statements.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $158,577. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $150,648, and the General Partner was allocated 5%, or $7,929. The first quarter 1999 cash distribution was paid on April 15, 1999.

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 7 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions, organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss, the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, and the treatment of unrealized gains or losses on investment securities, if any, for book and tax purposes. The principal component

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Amended and Restated Agreement and Certificate of Limited Partnership requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The future liquidity of the Partnership will be influenced by, among other factors, prospective market conditions, technological changes, the ability of EFG to manage and remarket the Partnership's assets, and many other events and circumstances, that could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio. However, the outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations.

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


                        Date:   May 14, 1999
                                --------------------------------------------




                        By:     /s/ Gary M. Romano
                                --------------------------------------------
                                Gary M. Romano
                                Clerk of AFG Leasing VI Incorporated
                                (Duly Authorized Officer and
                                Principal Financial Officer)


                        Date:   May 14, 1999
                                --------------------------------------------