Form 10-Q
period 1999-06-30
AMERICAN INCOME FUND I-C
filed 1999-08-13
CIK 868679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1999
                              --------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

                              ----------------------

For Quarter Ended June 30, 1999                      Commission File No. 0-20031


          AMERICAN INCOME FUND I-C, A MASSACHUSETTS LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                04-3077437
----------------------------------------                   ---------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)

88 BROAD STREET, BOSTON, MA                                    02110
----------------------------------------                   ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------

--------------------------------------------------------------------------------

         (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----  ----


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

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q


                                      INDEX



                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1999 and December 31, 1998                                 3

      Statement of Operations
        for the three and six months ended June 30, 1999 and 1998              4

      Statement of Changes in Partners' Capital
        for the six months ended June 30, 1999                                 5

      Statement of Cash Flows
        for the six months ended June 30, 1999 and 1998                        6

      Notes to the Financial Statements                                     7-12


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          13-18


PART II. OTHER INFORMATION:

    Items 1 - 6                                                               19

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1999 and December 31, 1998

                                   (Unaudited)

                                                                                      June 30,          December 31,
                                                                                        1999               1998
                                                                                  ----------------   ----------------
ASSETS
------

Cash and cash equivalents                                                         $      3,955,641   $      3,243,631

Rents receivable                                                                           173,280            361,283

Accounts receivable - affiliate                                                            114,554             50,767

Note receivable - affiliate                                                                459,729            459,729

Investment securities - affiliate                                                           86,113             86,113

Equipment at cost, net of accumulated depreciation
  of $7,359,820 and $8,610,088 at June 30, 1999
  and December 31, 1998, respectively                                                    6,885,993          7,364,212
                                                                                  ----------------   ----------------

         Total assets                                                             $     11,675,310   $     11,565,735
                                                                                  ----------------   ----------------
                                                                                  ----------------   ----------------


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                     $      2,941,387   $      3,459,289
Accrued interest                                                                            20,182             26,620
Accrued liabilities                                                                        203,577            259,500
Accrued liabilities - affiliate                                                             86,818             14,751
Deferred rental income                                                                      56,524             54,912
Cash distributions payable to partners                                                     158,577            158,577
                                                                                  ----------------   ----------------

         Total liabilities                                                               3,467,065          3,973,649
                                                                                  ----------------   ----------------

Partners' capital (deficit):
  General Partner                                                                         (472,127)          (502,935)
  Limited Partnership Interests
  (803,454.56 Units; initial purchase price of $25 each)                                 8,680,372          8,095,021
                                                                                  ----------------   ----------------

         Total partners' capital                                                         8,208,245          7,592,086
                                                                                  ----------------   ----------------

         Total liabilities and partners' capital                                  $     11,675,310   $     11,565,735
                                                                                  ----------------   ----------------
                                                                                  ----------------   ----------------


                  The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                   Three Months                       Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                             1999               1998               1999           1998
                                                       ---------------    ---------------    ---------------   ----------

Income:

    Lease revenue                                      $       641,254    $       622,209    $     1,168,340   $     1,260,069

    Interest income                                             72,670             35,924            107,717            71,811

    Interest income - affiliate                                 11,461             11,678             22,797            23,171

    Gain on sale of equipment                                  362,921             20,709            449,173            42,275
                                                       ---------------    ---------------    ---------------   ---------------

         Total income                                        1,088,306            690,520          1,748,027         1,397,326
                                                       ---------------    ---------------    ---------------   ---------------


Expenses:

    Depreciation                                               238,566            275,298            477,133           592,728

    Interest expense                                            57,732             82,377            122,023           169,780

    Equipment management fees - affiliate                       28,109             28,919             52,546            57,973

    Operating expenses - affiliate                             113,803            343,820            163,012           380,335
                                                       ---------------    ---------------    ---------------   ---------------

         Total expenses                                        438,210            730,414            814,714         1,200,816
                                                       ---------------    ---------------    ---------------   ---------------


Net income (loss)                                      $       650,096    $       (39,894)   $       933,313   $       196,510
                                                       ---------------    ---------------    ---------------   ---------------
                                                       ---------------    ---------------    ---------------   ---------------


Net income (loss)
   per limited partnership unit                        $         0.77     $        (0.05)    $         1.10    $         0.23
                                                       ---------------    ---------------    ---------------   ---------------
                                                       ---------------    ---------------    ---------------   ---------------


Cash distributions declared
   per limited partnership unit                        $         0.19     $         0.19     $         0.38    $         0.38
                                                       ---------------    ---------------    ---------------   ---------------
                                                       ---------------    ---------------    ---------------   ---------------



                  The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     for the six months ended June 30, 1999

                                   (Unaudited)


                                                         General                   Limited Partners
                                                                          ----------------------------------
                                                         Partner
                                                         Amount                Units              Amount               Total
                                                     --------------       -------------       --------------      --------------

Balance at December 31, 1998                         $     (502,935)         803,454.56       $    8,095,021      $    7,592,086

   Net income                                                46,666                  --              886,647             933,313
                                                     --------------       -------------       --------------      --------------

Comprehensive income                                         46,666                  --              886,647             933,313
                                                     --------------       -------------       --------------      --------------

Cash distributions declared                                 (15,858)                 --             (301,296)           (317,154)
                                                     --------------       -------------       --------------      --------------

Balance at June 30, 1999                             $     (472,127)         803,454.56       $    8,680,372      $    8,208,245
                                                     --------------       -------------       --------------      --------------
                                                     --------------       -------------       --------------      --------------



                  The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                                        1999                 1998
                                                                                  ---------------      ---------------

Cash flows from (used in) operating activities:
Net income                                                                        $       933,313      $       196,510

Adjustments to reconcile net income to net cash from operating activities:
        Depreciation                                                                      477,133              592,728
        Gain on sale of equipment                                                        (449,173)             (42,275)

Changes in assets and liabilities Decrease (increase) in:
        Rents receivable                                                                  188,003              (49,874)
        Accounts receivable - affiliate                                                   (63,787)             145,511
    Increase (decrease) in:
        Accrued interest                                                                   (6,438)               5,027
        Accrued liabilities                                                               (55,923)             258,866
        Accrued liabilities - affiliate                                                    72,067              (25,805)
        Deferred rental income                                                              1,612               32,160
                                                                                  ---------------      ---------------

           Net cash from operating activities                                           1,096,807            1,112,848
                                                                                  ---------------      ---------------

Cash flows from investing activities:
    Proceeds from equipment sales                                                         450,259               49,954
                                                                                  ---------------      ---------------

           Net cash from investing activities                                             450,259               49,954
                                                                                  ---------------      ---------------

Cash flows used in financing activities:
    Principal payments - notes payable                                                   (517,902)            (416,436)
    Distributions paid                                                                   (317,154)            (317,154)
                                                                                  ---------------      ---------------

           Net cash used in financing activities                                         (835,056)            (733,590)
                                                                                  ---------------      ---------------

Net increase in cash and cash equivalents                                                 712,010              429,212

Cash and cash equivalents at beginning of period                                        3,243,631            2,519,940
                                                                                  ---------------      ---------------

Cash and cash equivalents at end of period                                        $     3,955,641      $     2,949,152
                                                                                  ---------------      ---------------
                                                                                  ---------------      ---------------


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $       128,461      $       164,753
                                                                                  ---------------      ---------------
                                                                                  ---------------      ---------------


                  The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS

     At June 30, 1999, the Partnership had $3,842,503 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,825,916 are due as follows:


     For the year ending June 30,      2000             $     1,466,244
                                       2001                     968,596
                                       2002                     766,230
                                       2003                     543,354
                                       2004                      81,492
                                                        ---------------

                                      Total             $     3,825,916
                                                        ---------------
                                                        ---------------



     In December 1998, the Partnership and certain affiliated leasing programs owning interests in two McDonnell Douglas MD-82 aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $700,000 to the Partnership over the terms of the leases.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                                             Remaining
                                                             Lease Term                            Equipment
           Equipment Type                                     (Months)                               At Cost
------------------------------                               ----------                         ----------------

Aircraft                                                         6-42                           $      8,318,862
Materials handling                                               0-14                                  3,124,148
Trailers/intermodal containers                                  42-48                                  1,975,014
Retail store fixtures                                              13                                    517,488
Tractors & heavy duty trucks                                        0                                    126,214
Motor vehicles                                                      0                                     97,400
Communications                                                      0                                     51,469
Manufacturing                                                       0                                     35,218
                                                                                                ----------------

                                                              Total equipment cost                    14,245,813

                                                          Accumulated depreciation                    (7,359,820)
                                                                                                ----------------
                                        Equipment, net of accumulated depreciation              $      6,885,993
                                                                                                ----------------
                                                                                                ----------------


     At June 30, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,811,360, representing approximately 76% of total equipment cost.

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of $8,318,862 and a net book value of $5,913,024 at June 30, 1999 (see Note 7).

     At June 30, 1999, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - INVESTMENT SECURITIES - AFFILIATE / NOTE RECEIVABLE - AFFILIATE

     As a result of an exchange transaction in 1997, the Partnership owns 20,876 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $459,729. The Semele Note matures in April 2000 and bears an annual interest rate of 10% with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Partnership recognized interest income of $22,797 and $23,171 related to the Semele Note during the six months ended June 30, 1999 and 1998, respectively.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the three months ended June 30, 1999, the Partnership increased the carrying value of its investment in Semele common stock to $4.125 per share (the quoted price on the NASDAQ SmallCap market at June 30, 1999), resulting in an unrealized gain of $10,438. This gain offsets an unrealized loss of the same amount recorded during the three months ended March 31, 1999.


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1999 and 1998 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                              1999                  1998
                                                          -------------         -------------
     Equipment management fees                            $      52,546         $      57,973
     Administrative charges                                      73,758                34,026
     Reimbursable operating expenses
         due to third parties                                    89,254               346,309
                                                          -------------         -------------

                                     Total                $     215,558         $     438,308
                                                          -------------         -------------
                                                          -------------         -------------


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1999, the Partnership was owed $114,554 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section 9.4(c) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $27,000 and $19,000, respectively.


NOTE 7 - NOTES PAYABLE

     Notes payable at June 30, 1999 consisted of installment notes of $2,941,387 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.09% and 8.65%, except one note which bears a fluctuating interest rate based on LIBOR plus a margin (4.99% at June 30, 1999). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. ($679,276) and Finnair OY ($399,502 and $106,516). The Finnair OY indebtedness matures in January 2000 and April 2001, respectively. The Reno indebtedness matures in January 2003. The carrying amount of notes payable approximates fair value at June 30, 1999.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     The annual maturities of the installment notes payable are as follows:

     For the year ending June 30,      2000                $    1,228,062
                                       2001                       577,449
                                       2002                       320,423
                                       2003                       815,453
                                                           --------------

                                      Total                $    2,941,387
                                                           --------------
                                                           --------------


NOTE 8 - LEGAL PROCEEDINGS

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit".

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order").

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments. To date, the General Partner has not authorized new investment activities involving the Partnership.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $82,000 all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $216,000, all of which also was accrued and expensed by the Partnership in 1998.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order permits the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     There can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

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

ACTION INVOLVING NATIONAL STEEL CORPORATION

     EFG, on behalf of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"). The Complaint seeks reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Partnership for the disputed sales tax items referenced above. This matter did not have a material effect on the Partnership's financial position or results of operations.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                   Form 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of American Income Fund I-C, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements and the remarketing of the Partnership's equipment.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried indicated that their systems would be Year 2000 compliant by the end of 1998.

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

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                   Form 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

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

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Partnership recognized lease revenue of $641,254 and $1,168,340, respectively, compared to $622,209 and $1,260,069 for the same periods in 1998. The overall decrease in lease revenue from 1998 to 1999 primarily reflects the effects of lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and the sale of equipment.

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

     Interest income for the three and six months ended June 30, 1999 was $84,131 and $130,514, respectively, compared to $47,602 and $94,982 for the same periods in 1998. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1999 and 1998 included $22,797 and $23,171, respectively, earned on a note receivable from Semele Group, Inc. ("Semele")(see
Note 5 to the financial statements herein). Interest income in 1999 also includes $32,745 related to the National Steel Corporation settlement (see Note 8 to the accompanying financial statements). The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors.

     During the three and six months ended June 30, 1999, the Partnership sold fully depreciated equipment and equipment having a net book value of $1,086, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $362,921 and $449,173, respectively, compared to a net gain for the same periods in 1998 of $20,709 and $42,275 on equipment having a net book value of $2,895 and $7,679, respectively.

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

                            AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership

                                   Form 10-Q

                          PART I. FINANCIAL INFORMATION


     The total economic value realized for each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense for the three and six months ended June 30, 1999 was $238,566 and $477,133, respectively, compared to $275,298 and $592,728 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For the purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $57,732 and $122,023 or 9% and 10.4% of lease revenue, for the three and six months ended June 30, 1999, respectively, compared to $82,377 and $169,780 or 13.2% and 13.5% of lease revenue for the same periods in 1998. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 4.4% and 4.5% of lease revenue for the three and six months ended June 30, 1999, respectively, compared to 4.6% of lease revenue for each of the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $113,803 and $163,012 for the three and six months ended June 30, 1999, respectively, compared to $343,820 and $380,335 for the same periods in 1998. Operating expenses in 1999 include an adjustment for 1998 actual administrative charges and third party costs of approximately $46,000. During 1998, the Partnership accrued $273,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 8 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,096,807 and $1,112,848 for the six months ended June 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will continue to decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1999, the Partnership realized $450,259 in equipment sale proceeds compared to $49,954 for the same period in 1998. Future inflows of cash from asset

                            AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership

                                   Form 10-Q

                          PART I. FINANCIAL INFORMATION


disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At June 30, 1999, the Partnership was due aggregate future minimum lease payments of $3,825,916 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,941,387 (see Note 7 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses.

     In December 1998, the Partnership and certain affiliated investment programs owning interests in two McDonnell Douglas MD-82 aircraft (collectively, the "Programs") entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $700,000 to the Partnership over the terms of the leases.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future years, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. ($679,276) and Finnair OY ($399,502 and $106,516). On April 29, 1999, the Programs entered into agreements with a third-party lender to extend the maturity dates of the Programs' indebtedness related to the two aircraft leased to Finnair OY. Consistent with the extension terms of the lease agreements for these aircraft, the maturity dates of the indebtedness were extended to January 2000 ($399,502) and April 2001 ($106,516), respectively.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 1999, the Partnership's carrying value of the Semele common stock remained the same. An unrealized gain of $13,048 was recognized for the same period in 1998 and reported as a component of comprehensive income included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

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

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 8 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the second quarter of 1999. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 8 to the accompanying financial statements.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $317,154. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 95% of these distributions, or $301,296, and the General Partner was allocated 5%, or $15,858. The second quarter 1999 cash distribution was paid on July 15, 1999.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

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



          AMERICAN INCOME FUND I-C, a Massachusetts Limited Partnership


                    By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                    By:      /s/ Michael J. Butterfield
                             -------------------------------------------
                             Michael J. Butterfield
                             Treasurer of AFG Leasing VI Incorporated
                             (Duly Authorized Officer and
                             Principal Accounting Officer)


                    Date:    August 13, 1999
                             -------------------------------------------


                    By:      /s/ Gary Romano
                             -------------------------------------------
                             Gary M. Romano
                             Clerk of AFG Leasing VI Incorporated
                             (Duly Authorized Officer and
                             Principal Financial Officer)


                    Date:    August 13, 1999
                             -------------------------------------------