Form 10-Q
period 1999-09-30
AMERICAN INCOME FUND I-C
filed 1999-11-12
CIK 868679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1999
                              -------------------------------------------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   ------------------------



For Quarter Ended September 30, 1999                Commission File No. 0-20031


            AMERICAN INCOME FUND I-C, A MASSACHUSETTS LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                 04-3077437
-------------------------------                             --------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)


88 BROAD STREET,BOSTON, MA                                    02110
----------------------------------------                    --------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code     (617) 854-5800
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

                                    FORM 10-Q


                                      INDEX

                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at September 30, 1999 and December 31, 1998                                                 3

      Statement of Operations
        for the three and nine months ended September 30, 1999 and 1998                             4

      Statement of Changes in Partners' Capital
        for the nine months ended September 30, 1999                                                5

      Statement of Cash Flows
        for the nine months ended September 30, 1999 and 1998                                       6

      Notes to the Financial Statements                                                          7-12


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               13-18


PART II. OTHER INFORMATION:

    Items 1 - 6                                                                                    19

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)

                                                             September 30,     December 31,
                                                                 1999              1998
                                                             ------------      ------------
ASSETS

Cash and cash equivalents                                    $  3,950,001      $  3,243,631

Rents receivable                                                  242,097           361,283

Accounts receivable - affiliate                                    47,197            50,767

Note receivable - affiliate                                       459,729           459,729

Investment securities - affiliate                                 113,513            86,113

Equipment at cost, net of accumulated depreciation
  of $7,410,235 and $8,610,088 at September 30, 1999
  and December 31, 1998, respectively                           6,646,416         7,364,212
                                                             ------------      ------------

         Total assets                                        $ 11,458,953      $ 11,565,735
                                                             ============      ============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                $  2,707,114      $  3,459,289
Accrued interest                                                   17,986            26,620
Accrued liabilities                                               172,523           259,500
Accrued liabilities - affiliate                                    17,512            14,751
Deferred rental income                                             57,021            54,912
Cash distributions payable to partners                            158,577           158,577
                                                             ------------      ------------

         Total liabilities                                      3,130,733         3,973,649
                                                             ------------      ------------

Partners' capital (deficit):
  General Partner                                                (466,128)         (502,935)
  Limited Partnership Interests
  (803,454.56 Units; initial purchase price of $25 each)        8,794,348         8,095,021
                                                             ------------      ------------

         Total partners' capital                                8,328,220         7,592,086
                                                             ------------      ------------

         Total liabilities and partners' capital             $ 11,458,953      $ 11,565,735
                                                             ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                    Three Months                  Nine Months
                                                 Ended September 30,           Ended September 30,
                                                 1999           1998           1999          1998
                                              ----------     ----------     ----------     ----------
Income:

    Lease revenue                             $  507,999     $  646,115     $1,676,339     $1,906,184

    Interest income                               50,177         40,504        157,894        112,315

    Interest income - affiliate                   11,588         11,214         34,385         34,385

    Gain on sale of equipment                     34,500         45,333        483,673         87,608
                                              ----------     ----------     ----------     ----------

         Total income                            604,264        743,166      2,352,291      2,140,492
                                              ----------     ----------     ----------     ----------


Expenses:

    Depreciation                                 239,577        252,049        716,710        844,777

    Interest expense                              52,517         77,488        174,540        247,268

    Equipment management fees - affiliate         23,802         29,471         76,348         87,444

    Operating expenses - affiliate                37,217         53,500        200,229        433,835
                                              ----------     ----------     ----------     ----------

         Total expenses                          353,113        412,508      1,167,827      1,613,324
                                              ----------     ----------     ----------     ----------


Net income                                    $  251,151     $  330,658     $1,184,464     $  527,168
                                              ==========     ==========     ==========     ==========


Net income
   per limited partnership unit               $     0.30     $     0.39     $     1.40     $     0.62
                                              ==========     ==========     ==========     ==========

Cash distributions declared
   per limited partnership unit               $     0.19     $     0.19     $     0.56     $     0.56
                                              ==========     ==========     ==========     ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL for
                    the nine months ended September 30, 1999

                                   (Unaudited)

                                         General                   Limited Partners
                                         Partner      -------------------------------------------
                                          Amount           Units          Amount            Total
                                     -----------      ----------     -----------      -----------

Balance at December 31, 1998         $  (502,935)      803,454.56    $ 8,095,021      $ 7,592,086

   Net income                             59,223            --         1,125,241        1,184,464

   Unrealized gain on investment
      securities - affiliate               1,370            --            26,030           27,400
                                     -----------      ----------     -----------      -----------

Comprehensive income                      60,593            --         1,151,271        1,211,864
                                     -----------      ----------     -----------      -----------

Cash distributions declared              (23,786)           --          (451,944)        (475,730)
                                     -----------      ----------     -----------      -----------

Balance at September 30, 1999        $  (466,128)      803,454.56    $ 8,794,348      $ 8,328,220
                                     ============      ==========     ===========      ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                                 1999              1998
                                                                            --------------     --------------
Cash flows from (used in) operating activities:
Net income                                                                  $ 1,184,464      $   527,168

Adjustments to reconcile net income to
net cash from operating activities:
        Depreciation                                                            716,710          844,777
        Gain on sale of equipment                                              (483,673)         (87,608)

Changes in assets and liabilities
   Decrease (increase) in:
        Rents receivable                                                        119,186         (100,951)
        Accounts receivable - affiliate                                           3,570          193,597
    Increase (decrease) in:
        Accrued interest                                                         (8,634)          (1,679)
        Accrued liabilities                                                     (86,977)         266,300
        Accrued liabilities - affiliate                                           2,761           (9,890)
        Deferred rental income                                                    2,109           31,545
                                                                            -----------      -----------

           Net cash from operating activities                                 1,449,516        1,663,259
                                                                            -----------      -----------

Cash flows from investing activities:
    Proceeds from equipment sales                                               484,759           98,071
                                                                            -----------      -----------

           Net cash from investing activities                                   484,759           98,071
                                                                            -----------      -----------

Cash flows used in financing activities:
    Principal payments - notes payable                                         (752,175)        (691,652)
    Distributions paid                                                         (475,730)        (475,730)
                                                                            -----------      -----------

           Net cash used in financing activities                             (1,227,905)      (1,167,382)
                                                                            -----------      -----------

Net increase in cash and cash equivalents                                       706,370          593,948

Cash and cash equivalents at beginning of period                              3,243,631        2,519,940
                                                                            -----------      -----------

Cash and cash equivalents at end of period                                  $ 3,950,001      $ 3,113,888
                                                                            ===========      ===========



Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                $   183,174      $   248,947
                                                                            ===========      ===========

Supplemental disclosure of non-cash investing and financing activities:
     See Note 5 to the financial statements regarding the increase of the Partnership's carrying value of its investment securities - affiliate during the nine months ended September 30, 1999.


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------

     At September 30, 1999, American Income Fund I-C, a Massachusetts Limited Partnership (the "Partnership") had $3,836,556 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION
----------------------------

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 8 regarding the Class Action Lawsuit. Future minimum rents of $3,380,173 are due as follows:

     For the year ending September 30, 2000        $     1,283,277
                                       2001                898,750
                                       2002                763,485
                                       2003                434,661
                                                   ---------------

                                       Total       $     3,380,173
                                                   ===============

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

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)



NOTE 4 - EQUIPMENT
------------------

     The following is a summary of equipment owned by the Partnership at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                Remaining
                                                Lease Term                     Equipment
Equipment Type                                   (Months)                       At Cost
-------------                                   ----------                   -------------

Aircraft                                          3-39                      $   8,318,862
Materials handling                                0-27                          3,061,200
Trailers/intermodal containers                   39-45                          1,975,014
Retail store fixtures                               10                            517,488
Motor vehicles                                       0                             97,400
Communications                                       0                             51,469
Manufacturing                                        0                             35,218
                                                                         ----------------

                                              Total equipment cost            14,056,651

                                          Accumulated depreciation            (7,410,235)
                                                                         ----------------

                         Equipment, net of accumulated depreciation         $   6,646,416
                                                                          ================

     At September 30, 1999, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,811,360, representing approximately 77% of total equipment cost.

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $8,319,000 and a net book value of approximately $5,871,000 at September 30, 1999 (see Note
7).

     At September 30, 1999, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - INVESTMENT SECURITIES - AFFILIATE / NOTE RECEIVABLE - AFFILIATE
------------------------------------------------------------------------

     As a result of an exchange transaction in 1997, the Partnership owns 20,876 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $459,729. The Semele Note matures in April 2000 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Partnership recognized interest income of $34,385 related to the Semele Note during each of the nine months ended September 30, 1999 and 1998.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 1999, the Partnership increased the carrying value of its investment in Semele common stock to $5.4375 per share (the quoted price on the NASDAQ SmallCap market at September 30, 1999), resulting in an unrealized gain of $27,400. This gain was reported as a component of comprehensive income included in partners' capital.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1999 and 1998 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                              1999                  1998
                                                          -------------         -------------

     Equipment management fees                            $      76,348         $      87,444
     Administrative charges                                      99,180                51,039
     Reimbursable operating expenses
         due to third parties                                   101,049               382,796
                                                          -------------         -------------

                                     Total                $     276,577         $     521,279
                                                          =============         =============

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1999, the Partnership was owed $47,197 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section 9.4(c) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $27,000 and $19,000, respectively.


NOTE 7 - NOTES PAYABLE
----------------------

     Notes payable at September 30, 1999 consisted of installment notes of $2,707,114 payable to banks and institutional lenders. The installment notes bear interest rates ranging between 8.09% and 8.65%, except one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.38% at September 30, 1999). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. ($679,276) and Finnair OY ($399,502 and $106,516). The Finnair OY indebtedness matures in January 2000 and April 2001, respectively. The Reno Air indebtedness matures in January 2003. The carrying amount of notes payable approximates fair value at September 30, 1999.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


     The annual maturities of the installment notes payable are as follows:

     For the year ending September 30, 2000           $    1,136,426
                                       2001                  536,040
                                       2002                  330,034
                                       2003                  704,614
                                                      --------------

                                       Total          $    2,707,114
                                                      ==============

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

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remains pending due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution that is part of the proposed settlement and Consolidation.

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

Action Involving National Steel Corporation
-------------------------------------------

     EFG, on behalf of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"). The Complaint sought reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Partnership for the disputed sales tax items referenced above. This matter did not have a material effect on the Partnership's financial position or results of operations.

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

Year 2000 Issue
---------------

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine
------------------------------------------------------------------------------
Months Ended September 30, 1998:
--------------------------------

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

Results of Operations
---------------------

     For the three and nine months ended September 30, 1999, the Partnership recognized lease revenue of $507,999 and $1,676,339, respectively, compared to $646,115 and $1,906,184 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 primarily reflects the effects of lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

     Interest income for the three and nine months ended September 30, 1999 was $61,765 and $192,279, respectively, compared to $51,718 and $146,700 for the same periods in 1998. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in both 1999 and 1998 included $34,385 earned on a note receivable from Semele Group, Inc. ("Semele")(see Note 5 to the financial statements herein). Interest income in 1999 also includes $32,745 related to the National Steel Corporation settlement (see Note 8 to the accompanying financial statements). The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors. In addition, the note receivable from Semele is scheduled to mature in April 2000.

     During the three and nine months ended September 30, 1999, the Partnership sold fully depreciated equipment and equipment having a net book value of $1,086, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $34,500 and $483,673, respectively, compared to a net gain for the same periods in 1998 of $45,333 and $87,608 on equipment having a net book value of $2,784 and $10,463, respectively.

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

     Depreciation expense for the three and nine months ended September 30, 1999 was $239,577 and $716,710, respectively, compared to $252,049 and $844,777 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For the purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $52,517 and $174,540 or 10.3% and 10.4% of lease revenue, for the three and nine months ended September 30, 1999, respectively, compared to $77,488 and $247,268 or 12% and 13% of lease revenue for the same periods in 1998. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 4.7% and 4.6% of lease revenue for the three and nine months ended September 30, 1999, respectively, compared to 4.6% of lease revenue for each of the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $37,217 and $200,229 for the three and nine months ended September 30, 1999, respectively, compared to $53,500 and $433,835 for the same periods in 1998. Operating expenses in 1999 include an adjustment for 1998 actual administrative charges and third-party costs of approximately $46,000. During 1998, the Partnership accrued $273,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 8 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,449,516 and $1,663,259 for the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will continue to decline as the Partnership experiences a higher frequency of remarketing events.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999, the Partnership realized $484,759 in equipment sale proceeds compared to $98,071 for the same period in 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At September 30, 1999, the Partnership was due aggregate future minimum lease payments of $3,380,173 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,707,114 (see Note 7 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses.

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

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future years, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. ($679,276) and Finnair OY ($399,502 and $106,516). On April 29, 1999, the Programs entered into agreements with a third-party lender to extend the maturity dates of the Programs' indebtedness related to the two aircraft leased to Finnair OY. Consistent with the extension terms of the lease agreements for these aircraft, the maturity dates of the indebtedness were extended to January 2000 ($399,502) and April 2001 ($106,516), respectively. The Reno Air indebtedness matures in January 2003.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the nine months ended September 30, 1999, the Partnership recorded an unrealized gain on available-for-sale securities of $27,400. This gain was reported as a component of comprehensive income included in partners' capital.

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

     Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. Individually, these repairs can cost in excess of $1 million and, collectively, they could require the disbursement of several million dollars, depending upon the extent of refurbishment. In addition, the Partnership's equipment portfolio includes an interest in three Stage 2 aircraft having scheduled lease expiration dates of December 31, 1999. The lessee has given the Partnership notice of its intention to return the aircraft at the expiration of the lease terms. These aircraft are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2 million. Although the Partnership is not required to retro-fit its aircraft with hush-kits, insufficient liquidity could jeopardize the remarketing of these aircraft. Collectively, the aggregation of the Partnership's potential liquidity needs related to aircraft and other working capital requirements could be significant. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage, particularly in connection with the Partnership's aircraft interests.

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 8 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the third quarter of 1999. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 8 to the accompanying financial statements.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $475,730. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 95% of these distributions, or $451,944, and the General Partner was allocated 5%, or $23,786. The third quarter 1999 cash distribution was paid on October 15, 1999.

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 7 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss, the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, and the treatment of unrealized gains or losses on investment securities, if any, for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

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


                      Date:    November 12, 1999
                               ------------------------------------------


                      By:      /s/  Gary Romano
                               -------------------------------------------
                               Gary M. Romano
                               Clerk of AFG Leasing VI Incorporated
                               (Duly Authorized Officer and
                               Principal Financial Officer)


                      Date:    November 12, 1999
                               -------------------------------------------