Form 10-K
period 1999-12-31
AMERICAN INCOME FUND I-C
filed 2000-03-30
CIK 868679

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|XX| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 1999
                         -------------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                              ---------------------    -------------------------

Commission file number                          0-20031
                        --------------------------------------------------------

         American Income Fund I-C , a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                   04-3077437
----------------------------------------        --------------------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification No.)

88 Broad Street, Sixth Floor, Boston, MA        02110
----------------------------------------        --------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code         (617) 854-5800
                                                  ------------------------------

           Securities registered pursuant to Section 12(b) of the Act NONE
                                                                      ----------

  Title of each class               Name of each exchange on which registered

----------------------            ----------------------------------------------

----------------------            ----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

             796,161 Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |XX| No |_|

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1999 (Part I and II)

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.     Business                                                           3

Item 2.     Properties                                                         4

Item 3.     Legal Proceedings                                                  4

Item 4.     Submission of Matters to a Vote of Security Holders                5


                                     PART II

Item 5.     Market for the Partnership's Securities and Related Security
            Holder Matters                                                     6

Item 6.     Selected Financial Data                                            8

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8

Item 8.     Financial Statements and Supplementary Data                        8

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                           8


                                    PART III

Item 10.    Directors and Executive Officers of the Partnership                9

Item 11.    Executive Compensation                                            11

Item 12.    Security Ownership of Certain Beneficial Owners and Management    11

Item 13.    Certain Relationships and Related Transactions                    12


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                       14-17

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

   (b) Financial Information About Industry Segments

   The Partnership is engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full payout or operating lease basis. Full payout leases are those in which aggregate undiscounted noncancellable rents equal or exceed the acquisition cost of the leased equipment. Operating leases are those in which the aggregate undiscounted noncancellable rental payments are less than the acquisition cost of the leased equipment. Industry segment data is not applicable.

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

   The Closing Date of the Offering of Units of the Partnership was May 31, 1991. Significant operations commenced coincident with the Partnership's initial purchase of equipment and the associated lease commitments on May 31, 1991. The acquisition of the equipment and its associated leases is described in Note 3 to the financial statements included in Item 14, herein. The Restated Agreement, as amended, provides that the Partnership will terminate no later than December 31, 2002. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 8 to the financial statements in the 1999 Annual Report.

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

   Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1999, 1998 and 1997 is incorporated herein by reference to Note 2 to the financial statements in the 1999 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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

   (d) Financial Information About Foreign and Domestic Operations and Export Sales

   Not applicable.

Item 2. Properties.

   Incorporated herein by reference to Note 3 to the financial statements in the 1999 Annual Report.

Item 3. Legal Proceedings.

   Incorporated herein by reference to Note 8 to the financial statements in the 1999 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

   (a) Market Information

   There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

   (b) Approximate Number of Security Holders

   At December 31, 1999, there were 865 record holders in the Partnership.

   (c) Dividend History and Restrictions

   Historically, the amount of cash distributions to be paid to the Partners has been determined on a quarterly basis. Each quarter's distribution may have varied in amount and was made 95% to the Limited Partners and 5% to the General Partner. Generally, cash distributions have been paid within 15 days after the completion of each calendar quarter.

   The Partnership is a Nominal Defendant in a Class Action Lawsuit described in
Note 8 to the financial statements. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner believes that it will be in the Partnership's best interests to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated

   Distributions in 1999 and 1998 were as follows:

                                                       General          Limited
                                       Total           Partner         Partners
                                   -----------      -----------      -----------

Total 1999 distributions           $   634,306      $    31,716      $   602,590

Total 1998 distributions               634,306           31,716          602,590
                                   -----------      -----------      -----------
             Total                 $ 1,268,612      $    63,432      $ 1,205,180
                                   ===========      ===========      ===========

   Distributions payable were $158,577 at both December 31, 1999 and 1998.

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

   In particular, the Partnership must contemplate the potential liquidity risks associated with its investment in commercial jet aircraft. The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. At December 31, 1999, the Partnership had ownership interests in six commercial jet aircraft. Three of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc. The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. The aircraft are Stage 2 aircraft, meaning that they are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2 million. At this time, the General Partner is attempting to remarket these assets without further capital investment by either re-leasing the aircraft to a user outside of the United States or selling the aircraft as they are without retro-fitting the aircraft to conform to Stage 3 standards. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft had a lease term that expired in January 2000 and is being held in storage pending the outcome of ongoing remarketing efforts. The final two aircraft in the Partnership's portfolio have lease terms expiring in April 2001 and January 2003.

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

Item 6. Selected Financial Data.

   Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

Item 8. Financial Statements and Supplementary Data.

   Incorporated herein by reference to the financial statements and supplementary data included in the 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

PART III

Item 10. Directors and Executive Officers of the Partnership.

   (a-b) Identification of Directors and Executive Officers

   The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing VI Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties. The Limited Partners have no right to participate in the control of the Partnership's general operations, but they do have certain voting rights, as described in Item 12 herein. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 2000 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)

          Name                         Title                   Age        Term
----------------------   ----------------------------------  ------    ---------

Geoffrey A. MacDonald    Chairman and a member of the                   Until a
                         Executive Committee of EFG                    successor
                         and President and a Director                   is duly
                         of the General Partner                51       elected
                                                                          and
                                                                       qualified

Gary D. Engle            President and Chief Executive
                         Officer and member of the
                         Executive Committee of EFG            51

Gary M. Romano           Executive Vice President and Chief
                         Operating Officer of EFG and
                         Clerk of the General Partner          40

James A. Coyne           Executive Vice President of EFG       39

Michael J. Butterfield   Senior Vice President, Finance and
                         Treasurer of EFG and Treasurer of
                         the General Partner                   40

Sandra L. Simonsen       Senior Vice President, Information
                         Systems of EFG                        49

Gail D. Ofgant           Senior Vice President, Lease
                         Operations of EFG                     34

   (c) Identification of Certain Significant Persons

   None.

   (d) Family Relationship

   No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

   (e) Business Experience

   Mr. MacDonald, age 51, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director, and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds a M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

   Mr. Engle, age 51, is President and Chief Executive Officer of EFG and sole shareholder and Director of its general partner, Equis Corporation and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates, a limited partner in AALP and ONC and controls the general partners of AALP and ONC. Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

   Mr. Romano, age 40, became Executive Vice President and Chief Operating Officer of EFG, and Secretary of Equis Corporation in 1996 and is Secretary or Clerk of several of EFG's subsidiaries and affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position in April 1996. Mr. Romano is also Vice President and Chief Financial Officer of Semele. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

   Mr. Coyne, age 39, is Executive Vice President, Capital Markets of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. Mr. Coyne is a limited partner in AALP and ONC. From May 1993 through November 1994, he was employed by the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985, he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

   Mr. Butterfield, age 40, is Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates and is Treasurer of the General Partner and Semele. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and was promoted to Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates in July 1998. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London
(UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

   Ms. Simonsen, age 49, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company, which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a BA degree from Wilson College.

   Ms. Ofgant, age 34, is Senior Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in July 1989, was promoted to Manager Lease Operations in April 1994, and became Vice President of Lease Operations in April 1996. In July 1998, Ms. Ofgant was promoted to Senior Vice President of Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a BS degree in Finance from Providence College.

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

   As of March 1, 2000, the following person or group owns beneficially more than 5% of the Partnership's 803,454.56 outstanding Units:

                                        Name and                           Amount            Percent
        Title                          Address of                      of Beneficial            of
      of Class                      Beneficial Owner                     Ownership            Class
-------------------      -------------------------------------        ----------------       -------
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

Item 13. Certain Relationships and Related Transactions.

   The General Partner of the Partnership is AFG Leasing VI Incorporated, an affiliate of EFG.

   (a) Transactions with Management and Others

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1999, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                       1999             1998             1997
                                    ----------       ----------       ----------

Equipment management fees           $  101,040       $  113,260       $  166,417
Administrative charges                 124,602           68,052           63,870
Reimbursable operating expenses
   Due to third parties                345,978          386,856          136,800
                                    ----------       ----------       ----------

                    Total           $  571,620       $  586,168       $  367,087
                                    ==========       ==========       ==========

   As provided under the terms of the Management Agreement, EFG is compensated for its services to the Partnership. Such services include acquisition and management of equipment. For acquisition services, EFG was compensated by an amount equal to 2.23% of Equipment Base Price paid by the Partnership. For management services, EFG is compensated by an amount equal to 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Partnership. Both acquisition and management fees are subject to certain limitations defined in the Management Agreement.

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

   All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1999, the Partnership was owed $133,950 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2000.

   Certain affiliates of the General Partner own Units in the Partnership as follows:

      ---------------------------------------------------------------
                                                       Percent of
                                                          Total
                                         Number of     Outstanding
                 Affiliate              Units Owned       Units
      ---------------------------------------------------------------

      Atlantic Acquisition Limited
      Partnership                           16,536        2.06%
      ---------------------------------------------------------------

      Old North Capital Limited
      Partnership                       124,065.23       15.44%
      ---------------------------------------------------------------

   Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC") are both Massachusetts Limited Partnerships formed in 1995 and affiliates of EFG. The general partners of AALP and ONC are controlled by Gary Engle. In addition, the limited partnership interests of ONC are owned by Semele. Gary D. Engle is Chairman and CEO of Semele.

   (b) Certain Business Relationships

   None.

   (c) Indebtedness of Management to the Partnership

   None.

   (d) Transactions with Promoters

   See Item 13(a) above.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this report:

    (1) Financial Statements:

        Report of Independent Auditors.........................................*

        Statement of Financial Position
        at December 31, 1999 and 1998..........................................*

        Statement of Operations
        for the years ended December 31, 1999, 1998 and 1997...................*

        Statement of Changes in Partners' Capital
        for the years ended December 31, 1999, 1998 and 1997...................*

        Statement of Cash Flows
        for the years ended December 31, 1999, 1998 and 1997...................*

        Notes to the Financial Statements......................................*

    (2) Financial Statement Schedules:

        None required.

    (3) Exhibits:

        Except as set forth below, all Exhibits to Form 10-K, as set forth in
        Item 601 of Regulation S-K, are not applicable.

        A list of exhibits filed or incorporated by reference is as follows:

Exhibit
Number
------

2.1 Plaintiffs' and Defendants' Joint Motion to Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.1 and is incorporated herein by reference.

2.2 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.2 and is incorporated herein by reference.

       *Incorporated herein by reference to the appropriate portion of the 1999
        Annual Report to security holders for the year ended December 31, 1999 (see Part II).

Exhibit
Number
------

2.3 Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (August 20, 1998) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as
        Exhibit 2.3 and is incorporated herein by reference.

2.4 Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 22, 1999) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as
        Exhibit 2.4 and is incorporated herein by reference.

2.5 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Further Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as
        Exhibit 2.5 and is included herein.

2.6 Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 5, 2000) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as
        Exhibit 2.6 and is included herein.

4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus, which is included in Registration Statement on Form S-1 (No. 33-35148).

10.1 Promissory Note in the principal amount of $2,780,000 dated March 8, 2000 between the Registrant, as lender, and Echelon Residential Holdings LLC, as borrower, is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.1 and is included herein.

10.2 Pledge Agreement dated March 8, 2000 between Echelon Residential Holdings LLC (Pledgor) and American Income Partners V-A Limited Partnership, as Agent for itself and the Registrant, is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and is included herein.

13 The 1999 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

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

99(i) Lease agreement with Reno Air, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 99
        (i) and is incorporated herein by reference.

99(j) Lease agreement with Trans Ocean Corporation, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 99 (j) and is incorporated herein by reference.


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


          AMERICAN INCOME FUND I-C, a Massachusetts Limited Partnership


                           By: AFG Leasing VI Incorporated,
                           a Massachusetts corporation and the
                           General Partner of the Registrant.

By: /s/ Geoffrey A. MacDonald                 By: /s/ Gary D. Engle
   ------------------------------                -------------------------------
Geoffrey A. MacDonald                         Gary D. Engle
Chairman and a member of the                  President and Chief Executive
Executive Committee of EFG and                Officer and a member of the
President and a Director of the               Executive Committee of EFG
General Partner                               (Principal Executive Officer)


Date: March 30, 2000                          Date: March 30, 2000
     ----------------------------                  -----------------------------


By: /s/ Gary M. Romano                        By: /s/ Michael J. Butterfield
   ------------------------------                -------------------------------
Gary M. Romano                                Michael J. Butterfield
Executive Vice President and Chief            Senior Vice President, Finance and
Operating Officer of EFG and Clerk            Treasurer of EFG and Treasurer
of the General Partner                        of the General Partner
(Principal Financial Officer)                 (Principal Accounting Officer)


Date:  March 30, 2000                         Date:  March 30, 2000
     ----------------------------                  -----------------------------

                                  EXHIBIT INDEX
                                 1999 Form 10-K

Exhibit
-------

2.5 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint - Motion to Further Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and
        Providing for Notice of, and Hearing on, the Proposed
        Settlement.

2.6     Second Modified Order Preliminarily Approving Settlement,
        Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 5,
        2000).

10.1 Promissory Note in the principal amount of $2,780,000 dated March 8, 2000 between the Registrant, as lender, and Echelon Residential Holdings LLC, as borrower.

10.2    Pledge Agreement dated March 8, 2000 between Echelon
        Residential Holdings LLC (Pledgor) and American Income
        Partners V-A Limited Partnership, as Agent for itself and the Registrant.