Form 10-Q
period 2000-09-30
AMERICAN INCOME FUND I-C
filed 2000-11-14
CIK 868679

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [_]

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                                             Page
                                                                                            ------
PART I.   FINANCIAL INFORMATION:

            Item 1. Financial Statements

                    Statement of Financial Position
                      at September 30, 2000 and December 31, 1999........................      3

                    Statement of Operations
                      for the three and nine months ended September 30, 2000 and 1999....      4

                    Statement of Changes in Partners' Capital
                      for the nine months ended September 30, 2000.......................      5

                    Statement of Cash Flows
                      for the nine months ended September 30, 2000 and 1999..............      6

                    Notes to the Financial Statements....................................   7-11

            Item 2. Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..............................................  12-17

PART II.  OTHER INFORMATION:

            Items 1-6....................................................................     18

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                    September 30,           December 31,
                                                                                        2000                   1999
                                                                                    ------------           ------------
ASSETS
Cash and cash equivalents  .......................................................   $ 1,649,519            $ 3,970,877
Rents receivable  ................................................................        96,156                 92,215
Account receivable--affiliate  ...................................................        71,571                133,950
Accounts receivable--other........................................................        39,177                      -
Investment in real estate venture  ...............................................     2,717,106                      -
Note receivable--affiliate  ......................................................       459,729                459,729
Investment securities--affiliate  ................................................       104,380                120,037
Equipment at cost, net of accumulated depreciation of $6,427,616 and
 $7,486,725 at September 30, 2000 and December 31, 1999, respectively  ...........     5,687,513              6,405,777
                                                                                     -----------            -----------
     Total assets  ...............................................................   $10,825,151            $11,182,585
                                                                                     ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL
Notes payable  ...................................................................   $ 2,159,754            $ 2,363,628
Accrued interest  ................................................................        10,693                 16,416
Accrued liabilities  .............................................................       392,480                386,918
Accrued liabilities---affiliate  .................................................        27,524                 17,783
Deferred rental income  ..........................................................        38,166                 57,307
Cash distributions payable to partners  ..........................................             -                158,577
                                                                                     -----------            -----------
     Total liabilities  ..........................................................     2,628,617              3,000,629
                                                                                     -----------            -----------
Partners' capital (deficit):
 General Partner  ................................................................      (472,713)              (473,442)
 Limited Partnership Interests (803,454.56 Units; initial purchase price
  of $25 each)   .................................................................     8,669,247              8,655,398
                                                                                     -----------            -----------
     Total partners' capital  ....................................................     8,196,534              8,181,956
                                                                                     -----------            -----------
     Total liabilities and partners' capital  ....................................   $10,825,151            $11,182,585
                                                                                     ===========            ===========


  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                        For the three months ended          For the nine months ended
                                                               September 30,                       September 30,
                                                         2000                1999              2000             1999
                                                       ---------           --------        ----------        ----------
Income:
 Lease revenue.......................................  $ 272,050           $507,999        $1,026,637        $1,676,339
 Interest income.....................................     28,072             50,177            94,983           157,894
 Interest income--affiliate..........................     11,588             11,588            34,385            34,385
 Gain on sale of equipment...........................     71,209             34,500            93,209           483,673
                                                       ---------           --------        ----------        ----------
     Total income....................................    382,919            604,264         1,249,214         2,352,291
                                                       ---------           --------        ----------        ----------

Expenses:
 Depreciation........................................    155,374            239,577           482,228           716,710
 Interest expense....................................     47,778             52,517           148,142           174,540
 Equipment management fees--affiliate................     12,549             23,802            47,406            76,348
 Operating expenses--affiliate.......................    314,660             37,217           478,309           200,229
 Partnership's share of unconsolidated real
  estate venture's loss..............................     45,071                  -            62,894                 -
                                                       ---------           --------        ----------        ----------
     Total expenses..................................    575,432            353,113         1,218,979         1,167,827
                                                       ---------           --------        ----------        ----------

Net (loss) income....................................  $(192,513)          $251,151        $   30,235        $1,184,464
                                                       =========           ========        ==========        ==========
Net (loss) income per limited partnership unit.......  $    (.23)          $   0.30        $      .04        $     1.40
                                                       =========           ========        ==========        ==========
Cash distributions declared per limited
  partnership unit...................................  $       -           $   0.19        $        -        $     0.56
                                                       =========           ========        ==========        ==========

  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 For the nine months ended September 30, 2000
                                  (Unaudited)

                                                        General
                                                        Partner             Limited Partners
                                                        Amount            Units          Amount           Total
                                                      ---------         ----------     ----------       ----------
Balance at December 31, 1999  ......................  $(473,442)        803,454.56     $8,655,398       $8,181,956
 Net income  .......................................      1,512                            28,723           30,235
 Unrealized loss on investment securities--
  affiliate  .......................................       (783)                 -        (14,874)         (15,657)
                                                      ---------         ----------     ----------       ----------
Comprehensive income  ..............................        729                  -         13,849           14,578
                                                      ---------         ----------     ----------       ----------
Balance at September 30, 2000  .....................  $(472,713)        803,454.56     $8,669,247       $8,196,534
                                                      =========         ==========     ==========       ==========

  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                           2000                   1999
                                                                                    -----------            -----------
Cash flows provided by (used in) operating activities:
Net income  ...............................................................         $    30,235            $ 1,184,464
Adjustments to reconcile net income to net cash provided
        by operating activities:
  Depreciation.............................................................             482,228                716,710
  Gain on sale of equipment................................................             (93,209)              (483,673)
  Partnership's share of unconsolidated real estate venture's loss.........              62,894                      -
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable.........................................................              (3,941)               119,186
  Accounts receivable - affiliate..........................................              62,379                  3,570
  Accounts receivable - other..............................................             (39,177)                     -
 Increase (decrease) in:
  Accrued interest.........................................................              (5,723)                (8,634)
  Accrued liabilities......................................................               5,562                (86,977)
  Accrued liabilities--affiliate...........................................               9,741                  2,761
  Deferred rental income...................................................             (19,141)                 2,109
                                                                                    -----------            -----------
     Net cash provided by operating activities.............................             491,848              1,449,516
                                                                                    -----------            -----------

Cash flows provided by (used in) investing activities:
 Proceeds from equipment sales.............................................             329,245                484,759
 Investment in real estate venture.........................................          (2,780,000)                     -
                                                                                    -----------            -----------
     Net cash (used in) provided by investing activities...................          (2,450,755)               484,759
                                                                                    -----------            -----------

Cash flows provided by (used in) financing activities:
 Principal payments--notes payable.........................................            (364,730)              (752,175)
 Proceeds from notes payable...............................................             160,856                      -
 Distributions paid........................................................            (158,577)              (475,730)
                                                                                    -----------            -----------
     Net cash used in financing activities.................................            (362,451)            (1,227,905)
                                                                                    -----------            -----------

Net (decrease) increase in cash and cash equivalents.......................          (2,321,358)               706,370
Cash and cash equivalents at beginning of period...........................           3,970,877              3,243,631
                                                                                    -----------            -----------
Cash and cash equivalents at end of period.................................         $ 1,649,519            $ 3,950,001
                                                                                    ===========            ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest  ................................         $   153,865            $   183,174
                                                                                    ===========            ===========

Supplemental disclosure of non-cash activity:
 See Note 6 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities--affiliate during the nine months ended September 30, 2000.


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                       NOTES TO THE FINANCIAL STATEMENTS

                               September 30, 2000
                                  (Unaudited)

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

  At September 30, 2000, American Income Fund I-C, a Massachusetts Limited Partnership (the "Partnership") had $1,533,301 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 8 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $3,390,359, which include the aircraft re-leases discussed in Note 4 herein, are due as follows:

         For the year ending September 30,
          2001....................................        $1,261,666
          2002....................................         1,126,401
          2003....................................           786,815
          2004....................................           215,477
                                                          ----------
          Total...................................        $3,390,359
                                                          ==========

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS (Continued)


Note 4--Equipment

  The following is a summary of equipment owned by the Partnership at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                            Remaining
                                            Lease Term              Equipment
         Equipment Type                      (Months)                at Cost
         --------------                     ----------              ---------

Aircraft.........................               0-47              $ 7,618,510
Materials handling...............               0-15                2,384,342
Trailers/intermodal containers...              27-33                1,963,408
Motor vehicles...................                  0                   97,400
Communications...................                  0                   51,469
                                                                  -----------
                                   Total equipment cost            12,115,129
                                   Accumulated depreciation         6,427,616
                                                                  -----------
                                   Equipment, net of
                                   accumulated depreciation       $ 5,687,513
                                                                  ===========


  At September 30, 2000, the Partnership's equipment portfolio included equipment having a proportionate original cost of $9,581,926, representing approximately 79% of total equipment cost.

  Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $6,218,000 and a net book value of approximately $4,576,000 at September 30, 2000.

  The Partnership entered into a three year re-lease agreement with Air Slovakia for its proportionate interest in a Boeing 737-2H4 aircraft, effective September 2000. Under the terms of this agreement, the Partnership will receive rents of $376,688 over the term of the lease. In addition, the Partnership entered into a four year lease agreement with Aero-Mexico for its proportionate interest in a McDonnell-Douglas MD-82 aircraft, effective September 2000. Under the terms of this agreement, the Partnership will receive rents of $920,675 over the term of the lease.

  The summary above includes equipment held for re-lease or sale with an original cost of approximately $700,000 and a net book value of $224,715 at September 30, 2000. This equipment represents the Partnership's interest in a Boeing 737 aircraft. The aircraft was returned by the lessee in December 1999 upon expiration of the lease and was remarketed in October 2000.

Note 5--Investment in Real Estate Venture

  On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS (Continued)


Note 5--Investment in Real Estate Venture (continued)

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

  The Partnership's accompanying financial statements as of and for the three and nine months ended September 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $45,071 and $62,894, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

  The summarized financial information for Echelon Residential Holdings as of September 30, 2000 and for the period March 8, 2000 (commencement of operations) through September 30, 2000 is as follows:



                                   (Unaudited)
                                   -----------
      Total assets..............   $ 63,457,759
      Total liabilities.........   $ 64,221,109
      Total deficit.............   $   (763,350)

      Total revenues............   $  1,565,618
      Total expenses............   $  5,109,324
      Net loss..................   $ (3,543,706)

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS (Continued)


Note 6--Investment Securities--Affiliate and Note Receivable--Affiliate

  As a result of an exchange transaction in 1997, the Partnership owns 20,876 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $459,729. The Semele
Note matures in April 2001 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $11,588 and $34,385, respectively, related to the Semele Note for each of the three and nine months ended September 30, 2000 and 1999.

  In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $5 per share (the quoted price on the NASDAQ SmallCap market at the date the stock traded closest to September 30, 2000), resulting in an unrealized loss of $15,657. This loss is reported as a component of comprehensive income included in the Statement of Changes in Partners' Capital.

Note 7--Related Party Transactions

  All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                  For the nine months ended
                                                                          September 30,

                                                                     2000              1999
                                                                  --------          --------
Equipment management fees...............................          $ 47,406          $ 76,348
Administrative charges..................................           101,323            99,180
Reimbursable operating expenses due to third parties....           376,986           101,049
                                                                  --------          --------
  Total.................................................          $525,715          $276,577
                                                                  ========          ========


  All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2000, the Partnership was owed $71,571 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2000.

Note 8--Notes Payable

  Notes payable at September 30, 2000 consisted of installment notes of $2,159,754 payable to banks and institutional lenders. The installment notes bear an interest rate of either 8.225% or a fluctuating interest rate based on LIBOR (approximately 6.62% at September 30, 2000) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of any related lease payments. The Partnership has balloon payment obligations at the expiration of the lease terms related to aircraft leased by Reno Air, Inc. and Finnair OY of $679,276 and $106,516, respectively. The Reno Air, Inc. and Finnair OY indebtedness matures in

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                 NOTES TO THE FINANCIAL STATEMENTS (Continued)


Note 8--Notes Payable (continued)

January 2003 and April 2001, respectively. In addition, the Partnership has a balloon payment obligation of $560,358 which matured in August 2000. The General Partner is currently negotiating with the existing lender to extend the terms of this indebtedness and the Partnership is currently paying interest only on the outstanding debt amount. This obligation is related to the Partnership's interest in a McDonnell-Douglas MD-82 aircraft which was returned in January 2000 upon its lease term expiration and was re-leased in September 2000. The carrying amount of notes payable approximates fair value at September 30, 2000.

  The annual maturities of the installment notes payable are as follows:


            For the year ending September 30,
                        2001.............................      $1,076,286
                        2002.............................         320,472
                        2003.............................         762,996
                                                               ----------
                        Total............................      $2,159,754
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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

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

Results of Operations

     For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $272,050 and $1,026,637, respectively, compared to $507,999 and $1,676,339, respectively, for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted in part from the expiration of lease terms related to the Partnership's interests in three Boeing 737-2H4 aircraft (one of which was sold in July 2000) and a McDonnell-Douglas MD-82 aircraft. See below for a detailed discussion of variances in lease revenue between the respective periods. The amount of lease revenue in the near term will increase due to the re-lease of the McDonnell-Douglas MD-82 aircraft and one of the Boeing 737-2H4 aircraft in September 2000. Subsequently, the Partnership's lease revenue is expected to decline due to primary and renewal lease term expirations and equipment sales.

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

  The lease terms related to the three Boeing 737-2H4 aircrafat, in which the Partnership held a proportionate interest, expired on December 31, 1999 and the aircraft were stored pending their remarketing. In July 2000, one of the Boeing 737-2H4 aircraft was sold resulting in $279,825 of proceeds and a net gain, for financial statement purposes, of $47,179 for the Partnership's proportional interest in the aircraft. In September 2000, one of the Boeing 737-2H4 aircraft was re-leased with a lease term expiring in September 2003. Under the terms of this re-lease agreement, the Partnership will receive rents of $376,688 over the term of the lease. The remaining Boeing 737-2H4 aircraft was remarketed in October 2000. The Partnership recognized lease revenue of $8,969 and $309,960, respectively, related to these three aircraft during the nine months ended September 30, 2000 and 1999.

  The lease term associated with the second McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000, with a lease term expiring in September 2004. Under the terms of this re-lease agreement, the Partnership will receive rents of $920,675 over the term of the lease. The Partnership recognized lease revenue related to this aircraft of $38,273 and $190,388, respectively, during the nine months ended September 30, 2000 and 1999.

  Interest income for the three and nine months ended September 30, 2000 was $39,660 and $129,368 compared to $61,765 and $192,279 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income during the three and nine months ended September 30, 2000 and 1999 included $11,588 and $34,385, respectively, earned on a note receivable from Semele Group Inc. ("Semele") (see Note 6 to the financial statements herein). On March 8, 2000, the Partnership utilized $2,780,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). See Note 5 to the financial statements herein. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

  During the three and nine months ended September 30, 2000, the Partnership an aggregate of equipment with a net book value of $236,036 and fully-depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $71,209 and $93,209, respectively. During the nine months ended September 30, 1999, the Partnership sold equipment having a net book value of $1,086, resulting in a net gain, for financial statement purposes of $483,673. During the three months ended September 30, 1999, the Partnership sold fully-depreciated equipment to existing lessees and third-parties, resulting in a net gain, for financial statement purposes, of $34,500.

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

  Depreciation expense for the three and nine months ended September 30, 2000 was $155,374 and $482,228, respectively, compared to $239,577 and $716,710 for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For the purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $47,778 and $148,142, respectively, for the three and nine months ended September 30, 2000 compared to $52,517 and $174,540, respectively, for the same periods in 1999. Interest expense will continue to decrease in future periods as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were $12,549 and $47,406, respectively, for the three and nine month periods ended September 30, 2000 and $23,802 and $76,348, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses were $314,660 and $478,309, respectively, for the three and nine month periods ended September 30, 2000 compared to $37,217 and $200,229, respectively, for the same periods in 1999. The primary reason for the increase in operating expenses from 1999 to 2000 is storage and remarketing costs associated with the Partnership's off-lease aircraft and approximately $160,000 accrued for the Partnership's proportionate share of the cost of a required D-check on the McDonnell-Douglas MD-82 aircraft leased to Finnair OY. In addition, 2000 operating expenses include approximately $40,000 of costs incurred in connection with the Class Action Lawsuit discussed in Note 8 to the financial statements presented in the Partnership's 1999 Annual Report. Operating expenses include professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

  For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $45,071 and $62,894, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

  The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $491,848 and $1,449,516 for the nine months ended September 30, 2000 and 1999, respectively. In the near term, lease revenue is expected to increase due to the re-lease of the aircraft discussed above. Subsequently, remarketing activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holding in March 2000.

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2000 and 1999, the Partnership realized equipment sales proceeds of $329,245 and $484,759, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  At September 30, 2000, the Partnership was due aggregate future minimum lease payments of $3,390,359 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $2,159,754. See Notes 3 and 8 to the financial statements herein. At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

  In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 8 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 different partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings who is related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

  As discussed in Note 5 to the Partnership's financial statements here in, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

  In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $5 per share (the quoted price on the NASDAQ SmallCap market at the date the stock traded closest to September 30, 2000), resulting in an unrealized loss of $15,657. This loss was reported as a component of comprehensive income included in the Statement of Changes in Partners' Capital.

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

  In addition, in February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness which matured in January 2000 associated with a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $160,856 from such proceeds. The note bears a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $560,358, which matured in August 2000. The General Partner is currently negotiating with the existing lender to extend the terms of this indebtedness and the Partnership is currently paying interest-only on the outstanding debt amount. The aircraft was returned in January 2000 upon its lease term expiration was re-leased in September 2000. See discussion above.

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

   At September 30, 2000, the Partnership had ownership interests in five commercial jet aircraft. Two of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc.("Southwest"). The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. In September 2000 and October 2000, the aircraft were re-leased and remarketed, respectively, to users outside of the United States. The remaining three aircraft in the Partnership's portfolio have lease agreements that expire in April 2001, January 2003 and September 2004, respectively.

  Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the nine months ended September 30, 2000.

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

  For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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


Item 3.     Defaults upon Senior Securities
            Response: None


Item 4.     Submission of Matters to a Vote of Security Holders
            Response: None


Item 5.     Other Information
            Response: None


Item 6(a).  Exhibits
  27        Financial Data Schedule


Item 6(b).  Reports on Form 8-K
            27 Financial Data Schedule


                                 Exhibit Index
                                 -------------
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


                        Date: November 14, 2000