Form 10-K/A
period 2000-12-31
AMERICAN INCOME FUND I-C
filed 2001-05-30
CIK 868679

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10- K/A
                         Amendment No. 1 to Form 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000
                         -------------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________________________ to _____________________


Commission file number  0-20031
                       ---------------------------------------------------------

        American Income Fund I-C, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                               04-3077437
------------------------------------------  ------------------------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)             Identification No.)

88 Broad Street, Sixth Floor, Boston, MA    02110
------------------------------------------  ------------------------------------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act    NONE
                                                          ----------------------

         Title of each class        Name of each exchange on which registered
---------------------------------   --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    803,454.56 Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                                  FORM 10-K/A

                               TABLE OF CONTENTS


                                    PART I

                                                                                        Page
                                                                                        ----
Item 1.  Business.......................................................................  3

Item 2.  Properties.....................................................................  7

Item 3.  Legal Proceedings..............................................................  7

Item 4.  Submission of Matters to a Vote of Security Holders............................  7

                                    PART II

Item 5.  Market for the Partnership's Securities and Related Security Holder Matters....  8

Item 6.  Selected Financial Data........................................................ 10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................... 10

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.................... 18

Item 8.  Financial Statements and Supplementary Data.................................... 19

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure..................................................................... 42

                                   PART III

Item 10. Directors and Executive Officers of the Partnership............................ 43

Item 11. Executive Compensation......................................................... 44

Item 12. Security Ownership of Certain Beneficial Owners and Management................. 45

Item 13. Certain Relationships and Related Transactions................................. 46

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................ 48


PART I

Item 1.  Business.
-----------------

     (a)  General Development of Business

     AMERICAN INCOME FUND I-C, a Massachusetts Limited Partnership, (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on March 1, 1991 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing VI Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On May 31, 1991, the Partnership issued 803,454.56 units of limited partnership interest (the "Units") to 909 investors. Included in the 803,454.56 units are 7,293.56 bonus units. The Partnership has one General Partner, AFG Leasing VI Incorporated, a Massachusetts corporation formed in 1990 and an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG" or the "Manager"). The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended", or the "Partnership Agreement").

     (b)  Financial Information About Industry Segments

     The Partnership is engaged in only one operating industry segment: financial services. Historically, the Partnership has acquired capital equipment and leased the equipment to creditworthy lessees on a full payout or operating lease basis. Full payout leases are those in which aggregate undiscounted noncancellable rents equal or exceed the acquisition cost of the leased equipment. Operating leases are those in which the aggregate undiscounted noncancellable rental payments are less than the acquisition cost of the leased equipment. In the year ended December 31, 2000, the Partnership also entered into a sales-type lease, described in Note 2 to the financial statements included in Item 8 herein. Industry segment data is not applicable.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 10 to the financial statements, included in Item 8 herein, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $2,780,000 to a newly formed real estate company, Echelon Residential Holdings LLC ("Echelon Residential Holdings") to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans.

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

     The Closing Date of the Offering of Units of the Partnership was May 31, 1991. Significant operations commenced coincident with the Partnership's initial purchase of equipment and the associated lease commitments on May 31, 1991. The acquisition of the equipment and its associated leases is described in Note 3 to the financial statements included in Item 8, herein. The Restated Agreement, as amended, provides that the

 Partnership will terminate no later than December 31, 2002. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. The General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated.

     The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates. The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as provided for in the Restated Agreement, as amended, described in Item 13 herein, and in Note 7 to the financial statements included in Item 8, herein.

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

     The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

     On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the Semele securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

     The letter also stated that the Division is considering whether to commence an enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit were scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff believed that its views, as expressed in the letter, would be relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

     On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement. In this regard, the Defendants also have maintained, on the advice of special 1940 Act counsel that, even if the 1940 Act applies to the Designated Partnerships, the 1940 Act does not prohibit going forward with the proposed settlement, as that transaction is merely incidental to a dissolution of the Partnerships and therefore is not subject to the prohibitions of Section 7 of the 1940 Act.

     The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and to special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, if asked, counsel would be willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The

Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the SEC staff's May 10, 2001 letter.

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

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is incorporated herein by reference to Note 2 to the financial statements included in Item 8, herein. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Not applicable.

Item 2.  Properties.
-------------------

     Incorporated herein by reference to Note 3 to the financial statements included in Item 8.

Item 3.  Legal Proceedings.
--------------------------

     Incorporated herein by reference to Note 10 to the financial statements included in Item 8.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder
---------------------------------------------------------------------------
        Matters.
        --------

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

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 10 to the financial statements included in Item 8. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

     In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

     Distributions declared in 2000 and 1999 were as follows:

                                                          General    Limited
                                                Total     Partner    Partners
                                              ---------  ---------  ----------
     Total 2000 distributions declared....... $      --  $      --  $       --

     Total 1999 distributions declared.......   634,306     31,716     602,590

                                              ---------  ---------  ----------
                      Total.................. $ 634,306  $  31,716  $  602,590
                                              =========  =========  ==========

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

Item 6.  Selected Financial Data.
---------------------------------

     The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 herein.

     For each of the five years in the period ended December 31, 2000:

    Summary of Operations                   2000         1999        1998         1997         1996
    ---------------------               ------------ ------------ -----------  -----------  -----------
Operating and sales-type lease
        revenue...................      $ 1,397,964  $ 2,174,523  $ 2,463,373  $ 4,068,381  $ 4,130,156

Interest Income...................      $   169,999  $   258,113  $   195,264  $    86,836  $   117,337

Net (loss) income.................      $   (26,556) $ 1,190,252  $   623,010  $ 1,574,944  $   552,157

Per Unit:
     Net (loss) income............      $     (0.03) $      1.41  $      0.74  $      1.86  $      0.65

     Cash distributions declared..      $        --  $      0.75  $      0.75  $      0.94  $      1.38

      Financial Position
      ------------------
Total assets......................      $10,740,475  $11,182,585  $11,565,735  $12,142,868  $13,848,889

Total long-term obligations.......      $ 2,056,682  $ 2,363,628  $ 3,459,289  $ 4,401,753  $ 6,547,519

Partners' capital.................      $ 8,114,953  $ 8,181,956  $ 7,592,086  $ 7,488,561  $ 6,821,321

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations.
        --------------

              Year ended December 31, 2000 compared to the year
         ended December 31, 1999 and the year ended December 31, 1999 compared to the year ended December 31, 1998


     Certain statements in this Form 10-K of the Partnership that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 10 to the financial statements included in Item 8 herein, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

Overview
--------

     The Partnership was organized in 1991 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 10 to the financial statements included in Item 8 herein. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2002. However, the General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated.

     The 1940 Act places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

     On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the Semele securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

     The letter also stated that the Division is considering whether to commence an enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit were scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff believed that its views, as expressed in the letter, would be relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

     On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement. In this regard, the Defendants also have maintained, on the advice of special 1940 Act counsel that, even if the 1940 Act applies to Designated Partnerships, the 1940 Act does not prohibit going forward with the proposed settlement, as that transaction is merely incidental to a dissolution of the Partnerships and therefore is not subject to the prohibitions of Section 7 of the 1940 Act.

     The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and to special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, if asked, counsel would be willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the SEC staff's May 10, 2001 letter.

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

Results of Operations
---------------------

     For the year ended December 31, 2000, the Partnership recognized operating lease revenue of $1,395,237 compared to $2,174,523 and $2,463,373 for the years ended December 31, 1999 and 1998, respectively. The decrease in operating lease revenue from 1999 to 2000 resulted primarily from the expiration of lease terms related to the Partnership's interest in three Boeing 737-2H4 aircraft and a McDonnell Douglas aircraft. See below for a detailed discussion of the variances in operating lease revenues related to the aircraft between 1999 and 2000. The decrease in operating lease revenue from 1998 to 1999 resulted from lease term expirations and equipment sales. The amount of operating lease revenue in the near term will increase due to the re-lease of the McDonnell Douglas MD-82 aircraft and one of the Boeing 737-2H4 aircraft in September 2000. Subsequently, operating lease revenue is expected to decline due to lease term expirations and equipment sales. See discussion below related to the Partnership's sales-type lease revenue for the year ended December 31, 2000.

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

     The lease terms related to the three Boeing 737-2H4 aircraft, in which the Partnership held a proportionate interest, expired on December 31, 1999 and the aircraft were stored pending their remarketing. In July 2000, one of the Boeing 737-2H4 aircraft was sold resulting in $279,825 of proceeds to the Partnerships and a net gain, for financial statement purposes, of $47,179 for the Partnership's proportional interest in the aircraft. In September 2000, a second Boeing 737-2H4 aircraft was re-leased with a lease term expiring in September 2003. Under the terms of this re-lease agreement, the Partnership will receive rents of $387,432 over the term of the lease. The Partnership entered into a conditional sales agreement to sell its interest in the remaining Boeing 737-2H4 aircraft as described below.

     The lease term associated with a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias de Mexico S.A. de C.V., with a lease term expiring in September 2004. Under the terms of this re-lease agreement, the Partnership will receive rents of $940,224 over the term of the lease.

     Interest income for the year ended December 31, 2000 was $169,999 compared to $258,113 and $195,264 for the years ended December 31, 1999 and 1998, respectively. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. Interest income included $45,973 in each of 2000, 1999, and 1998, earned on a note receivable from Semele (see Note 6 to the accompanying financial statements included in Item 8). The note receivable from Semele is scheduled to mature in April 2003. On March 8, 2000, the Partnership utilized $2,780,000 of available cash for a loan to Echelon Residential Holdings. The loan is presented in the accompanying financial statements in accordance with the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants in February 1986 entitled "ADC Arrangements", and therefore the Partnership does not recognize interest income related to this loan. (See further discussion included in Note 4 to the financial statements included in Item 8 herein).

     In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the year ended December 31, 2000, the Partnership recorded a net gain on sale of equipment, for financial statement purposes, of $100,122 for the Partnership's proportional interest in the aircraft and recognized sales-type lease revenue of $2,727.

     During the year ended December 31, 2000, the Partnership sold other equipment having a net book value of $3,390 to existing lessees and third parties. The sales resulted in a net gain, for financial reporting purposes, of $64,532.

     During the year ended December 31, 1999, the Partnership sold equipment having a net book value of $1,804 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $508,592 compared to a net gain in 1998 of $119,724 on equipment having a net book value of $15,660.

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

     Depreciation expense was $629,430, $956,631, and $1,083,372 for the years ended December 31, 2000, 1999 and 1998, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset at the date of primary lease expiration on a straight-line basis over such term. For the purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $220,695, $222,725, and $318,530 for the years ended December 31, 2000, 1999, and 1998, respectively. Interest expense in near term will increase as a result of the Partnership's debt refinancing in February 2001. (See Note 12 to the financial statements included in Item 8.) Subsequently, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. See additional discussion below regarding the refinancing of the debt in 2001.

     Management fees were $66,733, $101,040, and $113,260 for the years ended December 31, 2000, 1999, and 1998, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Write-down of investment securities-affiliate was $185,281 for the year ended December 31, 1998. The General Partner determined that the decline in market value of its Semele common stock was other-than-temporary. As a result, the Partnership wrote down the cost of the Semele common stock from $15 per share to $4.125 per share (the quoted price of Semele stock on NASDAQ at December 31, 1998). See further discussion below.

     Operating expenses were $678,482, $470,580, and $454,908 for the years ended December 31, 2000, 1999 and 1998, respectively. The primary reason for the increase in operating expenses from 1999 to 2000 is storage, remarketing and maintenance costs associated with the Partnership's aircraft. In 2000 and 1999, the Partnership accrued approximately $119,000 and $160,000, respectively, for the reconfiguration costs and completion of a D-Check incurred to facilitate the remarketing of the McDonnell Douglas MD-82 aircraft released in September 2000. In 2000, the Partnership also accrued approximately $160,000 for a required D-check for a second McDonnell Douglas MD-82 aircraft. Operating expenses in 2000, 1999, and 1998 also included approximately $41,000, $50,000 and $298,000, respectively, related to the Class Action Lawsuit described in Note 10 to the financial statements included in Item 8. Other operating expenses consist principally of professional service costs, such as audit and other legal fees, as well as printing, distribution and other remarketing expenses.

     For the year ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $211,012. The loss is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss." See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

     The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $685,507, $1,946,817, and $2,165,077 for the years ended December 31, 2000, 1999 and 1998 respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During 2000, the Partnership realized net proceeds of $347,747, compared to $510,396 and $135,384 in 1999 and 1998, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At December 31, 2000, the Partnership was due aggregate future minimum lease payments of $2,426,713 from contractual operating and sales-type lease agreements (see Note 2 to the financial statements included in Item 8), a portion of which will be used to amortize the principal balance of notes payable of $2,056,682 (see Note 8 to the financial statements included in Item 8). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 10 to the financial statements included in Item 8, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $2,780,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months maturing on September 8, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

     As discussed in Note 4 to the Partnership's financial statements included in Item 8, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

     As a result of an exchange in 1997, the Partnership is the owner of 20,876 shares of Semele common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $459,729. The Semele Note bears an annual interest rate of 10% and is scheduled to mature in April 2003. The note also requires mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California.

     The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the General Partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate of the General Partner in violation of the Partnership Agreements of the owner partnerships and to be a violation of the court's order with respect to New Investments that all other provisions of the Partnership Agreements shall remain in full force and effect.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the year ended December 31, 1998, the Partnership decreased the carrying value of its investment in Semele common stock to $4.125 per share (the quoted price of the Semele stock on NASDAQ at December 31, 1998) resulting in an unrealized loss in 1998 of $70,460. This loss was reported as a component of comprehensive income, included in the Statement of Changes in Partners' Capital. At December 31, 1998, the General Partner determined that the decline in market value of the Semele common stock was other-than-temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $4.125 per share for a total realized loss of $185,281 in 1998.

     During the year ended December 31, 1999, the Partnership increased the carrying value of its investment in Semele common stock to $5.75 per share (the quoted price of the Semele stock on NASDAQ Small Cap market at December 31,
1999), resulting in an unrealized gain of $33,924. During the year ended December 31, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $3.8125 per share (the quoted price of the Semele stock on NASDAQ Small Cap market nearest December 31, 2000), resulting in an unrealized loss of $40,447. The gain in 1999 and loss in 2000 were reported as component of comprehensive income and loss, respectively, included in the Statement of Changes in Partners' Capital.

     The Semele Note and the Semele common stock are subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The market value of the Partnership's investment in Semele common stock has generally declined since the Partnership's initial investment in 1997. In 1998, the General Partner determined that the decline in market value of the stock was other-than-temporary and wrote down the Partnership's investment. Subsequently, the market value of the Semele common stock has fluctuated. The market value of the stock could decline in the future. Gary D. Engle, President and Chief Executive Officer of EFG, the sole shareholder of the General Partner and is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

     The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities on the accompanying Statement of Cash Flow. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near term, the amount of cash used to repay debt obligations will increase due to the refinancing discussed below. Subsequently the amount of cash used will decline as the principal balance of notes payable is reduced through the collection and application of rents. The Partnership had a balloon payment obligation of $106,516 due at the expiration of the lease term related to an aircraft leased Finnair OY aircraft. This indebtedness was due to mature in 2001. In addition, the Partnership also had a balloon obligation of $560,358 which matured in August 2000. The Partnership paid interest-only on this debt through 2000 and in February 2001, the Partnership and certain affiliated investment programs refinanced this indebtedness and repaid the outstanding indebtedness related to the Finnair OY aircraft. See Note 12 - Subsequent Event to the financial statements included in Item 8, regarding this refinancing.

     In February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness, which matured in January 2000 associated with a McDonnell Douglas MD-82 aircraft released in September 2000. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $160,856 from such proceeds. The note had a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $560,358, which matured in August 2000. The Partnership paid interest-only on the debt throughout 2000. In February 2001, the Programs refinanced the outstanding indebtedness and accrued interest related to this aircraft. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $968,639 including $564,970 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $403,669 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft on lease to Finnair OY of $104,590 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $323,027 in September 2004.

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

     At December 31, 2000, the Partnership's equipment portfolio included ownership interests in four commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, this aircraft was re-leased to Air Slovakia BWJ, Ltd., through September 2003. The remaining three aircraft in the Partnership's portfolio already are Stage 3 compliant and have lease terms expiring in April 2001, January 2003, and September 2004, respectively.

     Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as components of financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the year ended December 31, 2000, however, the fourth quarter 1999 cash distribution of $158,577 was paid in January 2000. In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 9 to the financial statements included in Item 8). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal components of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes and different treatments for book and tax purposes related to the real estate venture.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at December 31, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 10 to the financial statements included in Item 8 herein will be the principal factor in determining the future of the Partnership's operations. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.
----------------------------------------------------------------------

     The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

     The Partnership's exposure to market risk for changes in interest rates at December 31, 2000 related primarily to certain of the Partnership's notes payable for which the interest rates are based on the London Interbank Offering Rate ("LIBOR"). However, subsequent to December 31, 2000, the Partnership refinanced one of its variable rate notes payable with an instrument bearing a fixed rate of interest. After considering the refinancing, the Partnership had one note payable with a variable rate of interest. The effect of a 100 basis point increase in the interest rate on this note payable would not have a material effect on the Partnership's financial statements.

     The Partnership's acquisition, development and construction loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in 2000 was not material.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

         Financial Statements:

               Report of Independent Auditors............................  20

               Statement of Financial Position
               at December 31, 2000 and 1999.............................  21

               Statement of Operations
               For the years ended December 31, 2000, 1999 and 1998......  22

               Statement of Changes in Partners' Capital
               for the years ended December 31, 2000, 1999 and 1998......  23

               Statement of Cash Flows
               for the years ended December 31, 2000, 1999 and 1998......  24

               Notes to the Financial Statements.........................  25

                        Report of Independent Auditors

To the Partners of American Income Fund I-C, a Massachusetts Limited Partnership:

We have audited the accompanying statements of financial position of American Income Fund I-C, a Massachusetts Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Echelon Residential Holdings LLC, (a limited liability company to which the Partnership has loaned $2,780,000), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to data included for Echelon Residential Holdings LLC, it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Income Fund I-C, a Massachusetts Limited Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                        /S/ ERNST & YOUNG LLP

Tampa, Florida
March 30, 2001,
except for the last 7 paragraphs of Note 12, as to which the date is May 15, 2001

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                          December 31, 2000 and 1999

                                                                     2000               1999
                                                                -------------       ------------
ASSETS
Cash and cash equivalents....................................   $   1,758,608       $  3,970,877
Rents receivable.............................................         162,064             92,215
Accounts receivable - other..................................          39,178                 --
Accounts receivable - affiliate..............................          93,661            133,950
Investment in real estate venture............................       2,568,988                 --
Net investment in sales-type lease...........................         263,060
Note receivable - affiliate..................................         459,729            459,729
Investment securities - affiliate - at fair market value.....          79,590            120,037
Equipment at cost, net of accumulated
    depreciation of $5,593,629 and $7,486,725
    at December 31, 2000 and 1999, respectively..............       5,315,597          6,405,777
                                                                -------------       ------------
        Total assets.........................................   $  10,740,475       $ 11,182,585
                                                                =============       ============



LIABILITIES AND PARTNERS' CAPITAL
Notes payable................................................   $   2,056,682       $  2,363,628
Accrued interest.............................................          10,135             16,416
Accrued liabilities..........................................         496,938            386,918
Accrued liabilities - affiliate..............................          23,742             17,783
Deferred rental income.......................................          38,025             57,307
Cash distributions payable to partners.......................              --            158,577
                                                                -------------       ------------
        Total liabilities....................................       2,625,522          3,000,629
                                                                -------------       ------------
Partners' capital (deficit):
    General Partner..........................................        (476,792)          (473,442)
    Limited Partnership Interests
    (803,454.56 Units; initial purchase price of $25 each)...       8,591,745          8,655,398
                                                                -------------       ------------
        Total partners' capital..............................       8,114,953          8,181,956
                                                                -------------       ------------
        Total liabilities and partners' capital..............   $  10,740,475       $ 11,182,585
                                                                =============       ============

  The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
              For the years ended December 31, 2000, 1999 and 1998


                                                        2000         1999           1998
                                                     ----------   -----------   -----------
Income:
 Operating lease revenue........................     $1,395,237   $ 2,174,523   $ 2,463,373
 Sales-type lease revenue.......................          2,727            --            --
 Interest income................................        124,026       212,140       149,291
 Interest income - affiliate....................         45,973        45,973        45,973
 Gain on sale of equipment......................        211,833       508,592       119,724
                                                     ----------   -----------   -----------
     Total income...............................      1,779,796     2,941,228     2,778,361
                                                     ----------   -----------   -----------


Expenses:
 Depreciation....................................       629,430       956,631     1,083,372
 Interest expense................................       220,695       222,725       318,530
 Equipment management fees - affiliate...........        66,733       101,040       113,260
 Write-down of investment securities - affiliate.            --            --       185,281
 Operating expenses - affiliate..................       678,482       470,580       454,908
 Partnership's share of unconsolidated
   real estate venture's loss....................       211,012            --            --
                                                     ----------   -----------   -----------
     Total expenses..............................     1,806,352     1,750,976     2,155,351
                                                     ----------   -----------   -----------

Net (loss) income................................    $  (26,556)  $ 1,190,252   $   623,010
                                                     ===========  ===========   ===========


Net (loss) income
      per limited partnership unit...............    $    (0.03)  $      1.41   $      0.74
                                                     ==========   ===========   ===========
Cash distributions declared
     per limited partnership unit................    $       --   $      0.75   $      0.75
                                                     ==========   ===========   ===========



  The accompanying notes are an integral parts of these financial statements.

                           AMERICAN INCOME FUND I-C,
                       a Massachusetts Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             For the years ended December 31, 2000, 1999 and 1998

                                                     General
                                                     Partner              Limited Partners
                                                                   -----------------------------
                                                      Amount          Units             Amount             Total
                                                     ----------    -----------        -----------       -----------
Balance at December 31, 1997......................    $(508,111)    803,454.56         $7,996,672        $7,488,561

 Net income - 1998................................       31,151             --            591,859           623,010
 Unrealized loss on investment
      securities - affiliate......................       (3,523)            --            (66,937)          (70,460)
 Less: Reclassification adjustment for write-
      down of investment securities - affiliate           9,264             --            176,017           185,281
                                                     ----------    -----------        -----------       -----------
 Comprehensive income.............................       36,892             --            700,939           737,831
                                                     ----------    -----------        -----------       -----------
 Cash distributions declared......................      (31,716)            --           (602,590)         (634,306)
                                                     ----------    -----------        -----------       -----------

Balance at December 31, 1998......................     (502,935)    803,454.56          8,095,021         7,592,086

   Net income - 1999..............................       59,513             --          1,130,739         1,190,252
   Unrealized gain on investment
        securities - affiliate....................        1,696             --             32,228            33,924
                                                     ----------    -----------        -----------       -----------
   Comprehensive income...........................       61,209             --          1,162,967         1,224,176
                                                     ----------    -----------        -----------       -----------
   Cash distributions declared....................      (31,716)            --           (602,590)         (634,306)
                                                     -----------   -----------        -----------       -----------

Balance at December 31, 1999......................     (473,442)    803,454.56           8,655,398        8,181,956

   Net loss - 2000................................       (1,328)            --             (25,228)         (26,556)
   Unrealized loss on investment
        securities - affiliate....................       (2,022)            --             (38,425)         (40,447)
                                                     ----------    -----------      --------------      -----------
   Comprehensive loss.............................       (3,350)            --             (63,653)         (67,003)
                                                     ----------    -----------      --------------      -----------

Balance at December 31, 2000......................    $(476,792)    803,454.56          $8,591,745        $8,114,953
                                                     ==========    ===========      ==============      ============

  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
             For the years ended December 31, 2000, 1999 and 1998


                                                                                         2000            1999            1998
                                                                                     ------------   -------------   --------------
Cash flows provided by (used in) operating activities:
Net (loss) income...............................................................     $    (26,556)  $   1,190,252   $     623,010
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
         Depreciation...........................................................          629,430         956,631       1,083,372
         Sales-type lease revenue...............................................           (2,727)             --              --
         Gain on sale of equipment..............................................         (211,833)       (508,592)       (119,724)
         Write-down of investment securities - affiliate........................               --              --         185,281
         Partnership's share of unconsolidated real estate
             venture's loss.....................................................          211,012              --              --
Changes in assets and liabilities:
     Decrease (increase) in:
         Rents receivable.......................................................          (69,849)        269,068        (114,406)
         Accounts receivable - affiliate........................................           40,289         (83,183)        245,738
         Accounts receivable - other............................................          (39,178)             --              --
         Collections on net investment in sales-type lease......................           64,503              --              --
     Increase (decrease) in:
         Accrued interest.......................................................           (6,281)        (10,204)         (3,848)
         Accrued liabilities....................................................          110,020         127,418         250,300
         Accrued liabilities - affiliate........................................            5,959           3,032         (14,174)
         Deferred rental income.................................................          (19,282)          2,395          29,528
                                                                                     ------------   -------------   -------------
                  Net cash provided by operating activities.....................          685,507       1,946,817       2,165,077
                                                                                     ------------   -------------   -------------
Cash flows (used in) provided by investing activities:
     Proceeds from equipment sales..............................................          347,747         510,396         135,384
     Investment in real estate venture..........................................       (2,780,000)             --              --
                                                                                     ------------   -------------   -------------
                  Net cash (used in) provided by investing activities...........       (2,432,253)        510,396         135,384
                                                                                     ------------   -------------   -------------
Cash flows used in financing activities:
     Proceeds from notes payable................................................          160,856              --              --
     Principal payments - notes payable.........................................         (467,802)      1,095,661)       (942,464)
     Distributions paid.........................................................         (158,577)       (634,306)       (634,306)
                                                                                     ------------   -------------   -------------
                   Net cash used in financing activities........................         (465,523)      1,729,967)     (1,576,770)
                                                                                     ------------   -------------   -------------

Net (decrease) increase in cash and cash equivalents............................        2,212,269)        727,246         723,691
Cash and cash equivalents at beginning of year..................................        3,970,877       3,243,631       2,519,940
                                                                                     ------------   -------------   -------------
Cash and cash equivalents at end of year........................................     $  1,758,608   $   3,970,877   $   3,243,631
                                                                                     ============   =============   =============

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest.....................................     $    226,976   $     232,929   $     322,378
                                                                                     ============   =============   =============

Supplemental disclosure of non-cash investing and financing activities:
     Equipment sold on sales-type lease.........................................     $    324,836   $           -   $           -
                                                                                     ============   =============   =============

  See Note 6 to the financial statements regarding the Partnership's carrying value of its investment securities - affiliate.


  The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                               December 31, 2000


NOTE 1 - ORGANIZATION AND PARTNERSHIP MATTERS
---------------------------------------------

     American Income Fund I-C, a Massachusetts Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on March 1, 1991, for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing VI Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On May 31, 1991, the Partnership issued 803,454.56 units of limited partnership interests (the "Units") to 909 investors. Included in the 803,454.56 units were 7,293.56 bonus units. The Partnership's General Partner, AFG Leasing VI Incorporated, is a Massachusetts corporation formed in 1990 and an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG"). The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

     Significant operations commenced on May 31, 1991 when the Partnership made its initial equipment acquisition. Pursuant to the Restated Agreement, as amended, Distributable Cash From Operations and Distributable Cash From Sales or Refinancings will be allocated 95% to the Limited Partners and 5% to the General Partner.

     Under the terms of a Management Agreement between the Partnership and EFG, management services are provided by EFG to the Partnership at fees, which the General Partner believes to be competitive, for similar services (see Note 7).

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

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash
----

     The Partnership considers liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. From time to time, the Partnership invests excess cash with large institutional banks in federal agency discount notes and repurchase agreements with overnight maturities. Under the terms of the agreements, title to the underlying securities passes to the Partnership. The securities underlying the agreements are book entry securities. At December 31, 2000, the Partnership had $1,640,624 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Revenue Recognition
-------------------

     Effective January 1, 2000, the Partnership adopted the provisions of Securities Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance for the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 had no impact on the Partnership's financial statements.

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The majority of the leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and EFG would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 10 regarding the Class Action Lawsuit. Future minimum rents from operating leases of $2,147,150 are due as follows:

     For the year ending December 31,  2001......    $   871,884
                                       2002......        797,389
                                       2003......        321,166
                                       2004......        156,711
                                                     -----------
                                       Total......   $ 2,147,150
                                                     ===========

Future minimum rents for operating leases does not include the operating leases for which the lease payments are based on the usage of the equipment leased.

     Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $279,563 are due in the year ending December 31, 2001. Unearned income is recognized as sales-type lease revenue over the lease term using the interest method.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 are as follows:

                                           2000          1999            1998
                                        ---------      --------       ---------

Reno Air, Inc........................   $384,605       $370,352       $ 375,103
Finnair OY...........................   $277,316       $507,521       $ 511,496
General Motors Corporation...........   $210,245       $327,579       $ 329,924
Southwest Airlines, Inc..............   $     --       $416,708       $ 413,280
Trans Ocean Container Corporation....   $     --       $     --       $ 279,106

Use of Estimates
----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Equipment on Lease
------------------

     All equipment was acquired from EFG, one of its Affiliates or from third-party sellers. Equipment Cost means the actual cost paid by the Partnership to acquire the equipment, including acquisition fees. Where equipment was acquired from EFG or an Affiliate, Equipment Cost reflects the actual price paid for the equipment by EFG or the Affiliate plus all actual costs incurred by EFG or the Affiliate while carrying the equipment, including all liens and encumbrances, less the amount of all primary term rents earned by EFG or the Affiliate prior to selling the equipment. Where the seller of the equipment was a third party, Equipment Cost reflects the seller's invoice price.

Depreciation
------------

     The Partnership's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between
(i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. Periodically, the General Partner evaluates the net carrying value of equipment to determine whether it exceeds estimated net realizable value. Adjustments to reduce the net carrying value of equipment are recorded in those instances where estimated net realizable value is considered to be less than net carrying value.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time.

Remarketing and Maintenance Expenses
------------------------------------

     The Partnership expenses storage and remarketing costs associated with aircraft and other equipment under lease as incurred.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


     Generally, the costs of scheduled inspections and repairs and routine maintenance for aircraft and other equipment under lease are the responsibility of the lessee. For aircraft under lease, scheduled airframe inspections and repairs, such as "D checks", are generally the responsibility of the lessee. In certain situations, the Partnership may be responsible for reimbursing the lessee for a portion of such costs paid by the lessee prior to the redelivery date (i.e., the expiration of the lease term) or may be entitled to receive additional payments from the lessee based on the terms and conditions set forth in the lease arrangement which considers, among other things, the amount of time remaining until the next scheduled maintenance event. The Partnership records the amount payable or receivable, with a corresponding charge or credit to operations.

Investment Securities - Affiliate - At Fair Market Value
--------------------------------------------------------

     The Partnership's investment in Semele Group Inc. ("Semele") is considered to be available-for-sale and as such is carried at fair value with unrealized gains and losses reported as components of partners' capital. Other-than-temporary declines in market value are recorded as write-down of investment in the Statement of Operations (see Note 6). Unrealized gains or losses on the Partnership's available-for-sale securities are required to be included in comprehensive income or loss.

Real Estate Loan
----------------

     The Partnership accounts for the loan to a real estate company using the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants ("AICPA") in February 1986 entitled "ADC Arrangements" (the "Third Notice"). The Partnership has evaluated this loan and has determined that real estate accounting is appropriate. This determination affects the Partnership's balance sheet classification of the loan and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential rewards as those of owners or joint ventures. Emerging Issues Task Force ("EITF") 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to entities other than financial institutions.

     Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of the real estate company under the equity method of accounting.

     The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Partnership and the 10 affiliated partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of the borrower that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) the borrower will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that the borrower can only repay the loan through sales of undeveloped and developed property; and (v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the property will be taken in foreclosure as a result of delinquency. See Note 4 for additional discussion.


Net Investment in Sales-Type Lease
----------------------------------

     For leases that qualify as sales-type leases, the Partnership recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the carrying value. For balance sheet purposes, the aggregate lease payments receivable are recorded on the balance sheet net of unearned income, representing

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


interest, as net investment in sales-type lease. Unearned income is recognized as sales-type lease revenue over the lease term using the interest method.

Impairment of Long-Lived Assets
-------------------------------

     The carrying value of long-lived assets, including equipment and the real estate loan, will be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows.

Accrued Liabilities - Affiliate
-------------------------------

     Unpaid operating expenses paid by EFG on behalf of the Partnership and accrued but unpaid administrative charges and management fees are reported as Accrued Liabilities - Affiliate (see Note 7).

Contingencies
-------------

     It is the Partnership's policy to recognize a liability for goods and services during the period when the goods or services are received. To the extent that the Partnership has a contingent liability, meaning generally a liability the payment of which is subject to the outcome of a future event, the Partnership recognizes a liability in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 5 requires the recognition of contingent liabilities when the amount of liability can be reasonably estimated and the liability is probable.

     The Partnership is a Nominal Defendant in a Class Action Lawsuit. In 1998, a settlement proposal to resolve that litigation was negotiated and remains pending (see Note 10). The Partnership's estimated exposure for costs anticipated to be incurred in pursuing the settlement proposal is approximately $389,000 consisting principally of legal fees and other professional service costs. These costs are expected to be incurred regardless of whether the proposed settlement ultimately is effected and, therefore, the Partnership expensed approximately $298,000 of these costs in 1998 following the Court's approval of the settlement plan. The cost estimate is subject to change and is monitored by the General Partner based upon the progress of the settlement proposal and other pertinent information. As a result, the Partnership expensed additional amounts of $41,000 and $50,000 for such costs during 2000 and 1999, respectively. See notes 10 and 12 for additional discussions.

     The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings") and its ownership of securities of Semele. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by disposing or acquiring certain assets that it might not otherwise dispose or acquire.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


Allocation of Profits and Losses
--------------------------------

     For financial statement purposes, net income or loss is allocated to each Partner according to their respective ownership percentages (95% to the Limited Partners and 5% to the General Partner). See Note 9 for allocation of income or loss for income tax purposes.

Accumulated Other Comprehensive Income (Loss)
---------------------------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective in 1998, requires the disclosure of comprehensive income
(loss) to reflect changes in partners' capital that result from transactions and economic events from nonowner sources. Accumulated other comprehensive income
(loss) for the years ended December 31, 2000, 1999 and 1998 primarily represents the Partnership's unrealized gains (losses) on the investment in Semele:

                                                                 2000         1999         1998
                                                               ---------    ---------   -----------
Beginning balance..........................................    $  33,924    $      --   $  (114,821)
Adjustments primarily related to the Partnership's
  investment in Semele.....................................      (40,447)      33,924       114,821
                                                               ---------    ---------   -----------
Ending balance.............................................    $  (6,523)   $  33,924   $        --
                                                               =========    =========   ===========

Net Income (Loss) and Cash Distributions Per Unit
-------------------------------------------------

     Net income (loss) and cash distributions per Unit are based on 803,454.56 Units outstanding during each of the three years in the period ended December 31, 2000 and computed after allocation of the General Partner's 5% share of net income (loss) and cash distributions.

Provision for Income Taxes
--------------------------

     No provision or benefit from income taxes is included in the accompanying financial statements. The Partners are responsible for reporting their proportionate shares of the Partnership's taxable income or loss and other tax attributes on their separate tax returns.

NOTE 3 - EQUIPMENT
------------------

     The following is a summary of equipment owned by the Partnership at December 31, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from December 31, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                       Remaining
                                                       Lease Term      Equipment
                    Equipment Type                      (Months)        at Cost          Location
------------------------------------------------     -------------   ------------    ----------------
Aircraft.........................................    4-44            $  6,918,159    NV/Foreign
Trailers/intermodal containers...................   24-30               1,963,408    CA/OK
Materials handling...............................    0-12               1,878,790    CA /IA/IL/MI/MN/MO/
                                                                                     NY/OH/OR/TX/Foreign
Motor vehicles...................................       0                  97,400    MI
Communications...................................       0                  51,469    TX
                                                                     ------------

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)




     Total equipment cost........................                      10,909,226
     Accumulated depreciation....................                      (5,593,629)
                                                                     ------------
     Equipment, net of accumulated depreciation..                    $  5,315,597
                                                                     ============

     In certain cases, the cost of the Partnership's equipment represents a proportionate ownership interest. The remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio at inception by participating in the ownership of selected assets, thereby reducing the general levels of risk which could have resulted from a concentration in any single equipment type, industry or lessee. At December 31, 2000, the Partnership's equipment portfolio included equipment having a proportionate original cost of $8,881,573, representing approximately 88% of total equipment cost.

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $6,218,000 and a net book value of approximately $4,498,000 at December 31, 2000 (see Note
8).

     Generally, the costs associated with maintaining, insuring and operating the Partnership's equipment are incurred by the respective lessees pursuant to terms specified in their individual lease agreements with the Partnership.

     As equipment is sold to third parties, or otherwise disposed of, the Partnership recognizes a gain or loss equal to the difference between the net book value of the equipment at the time of sale or disposition and the proceeds realized upon sale or disposition. The ultimate realization of estimated residual value in the equipment is dependent upon, among other things, EFG's ability to maximize proceeds from selling or re-leasing the equipment upon the expiration of the primary lease terms. At December 31, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month to month basis.

NOTE 4 - INVESTMENT IN REAL ESTATE VENTURE
------------------------------------------

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

     In the Class Action Lawsuit, there is a risk that the court may object to the General Partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

     The Partnership's loan is $2,780,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)



     The loan is presented in accordance with the guidance for ADC Arrangements as described in Note 2, Real Estate Loans, in the Partnership's financial statements as of and for the year December 31, 2000. The loan is accounted as an investment in real estate venture and is presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership is allocated its proportionate share of the unconsolidated real estate venture's net loss, adjusted for interest on ADC arrangements based on the balance of its ADC arrangements in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the period ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $211,012 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss."

     The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Partnership and the 10 affiliated partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of the borrower that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) the borrower will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that the borrower can only repay the loan through sales of undeveloped and developed property; and (v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the property will be taken in foreclosure as a result of delinquency.

     The summarized financial information for Echelon Residential Holdings as of December 31, 2000 and for the period March 8, 2000 (commencement of operations) through December 31, 2000 is as follows:

          Total assets................................ $  68,580,891
          Total liabilities........................... $  70,183,162
          Minority interest........................... $   2,257,367
          Total deficit .............................. $  (3,859,638)

          Total revenues.............................. $   5,230,212
          Total expenses, minority interest
            and equity in loss of unconsolidated
            joint venture............................. $  11,936,238
          Net loss.................................... $  (6,706,026)

NOTE 5 - NET INVESTMENT IN SALES-TYPE LEASE
-------------------------------------------

     The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the year ended December 31, 2000, the Partnership recorded a net gain on sale of equipment, for financial statement purposes, of $100,122 for the Partnership's proportional interest in the aircraft and recognized sales-type lease revenue of $2,727. The net book value of equipment sold on a sales-type lease totaled $324,836, which was a non-cash transaction. The components of the net investment in the sales-type lease are as follows:

Total minimum lease payments to be received............  $ 279,563
Less:  Unearned income.................................     16,503
                                                         ---------
                            Total......................  $ 263,060
                                                         =========

     Unearned income is being amortized to revenue over the lease term, expiring in January 2002.

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


NOTE 6 - INVESTMENT SECURITIES - AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------

     As a result of an exchange transaction in 1997, the Partnership is the beneficial owner of 20,876 shares of Semele common stock. The Partnership also received a beneficial interest in a note receivable from Semele ("the Semele Note") of $459,729 in connection with the exchange.

     The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the General Partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate of the General Partner in violation of the Partnership Agreements of the owner partnerships and to be a violation of the court's order with respect to New Investments that all other provisions of the Partnership Agreements shall remain in full force and effect.

     In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the year ended December 31, 1998, the Partnership decreased the carrying value of its investment in Semele common stock to $4.125 per share (the quoted price of the Semele stock on NASDAQ at December 31, 1998) resulting in an unrealized loss in 1998 of $70,460. This loss was reported as a component of comprehensive income, included in Statement of Changes in Partners' Capital. At December 31, 1998, the General Partner determined that the decline in market value of the Semele common stock was other-than-temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $4.125 per share for a total realized loss of $185,281 in 1998.

     During the year ended December 31, 1999, the Partnership increased the carrying value of its investment in Semele common stock to $5.75 per share (the quoted price of the Semele stock on NASDAQ SmallCap market at December 31,
1999), resulting in an unrealized gain of $33,924. During the year ended December 31, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $3.8125 per share (the quoted price of the Semele stock on NASDAQ Small Cap market nearest December 31, 2000), resulting in an unrealized loss of $40,447. The gain in 1999 and loss in 2000 were reported as components of comprehensive income and loss, respectively, included in the Statement of Changes in Partners' Capital.

     The Semele Note bears an annual interest rate of 10% and is scheduled to mature in April 2003. The note requires mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income related to the Semele Note of $45,973 in each of the years ended December 31, 2000, 1999 and 1998.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

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

                           AMERICAN INCOME FUND I-C,
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


                                                                    2000          1999         1998
                                                                 ----------   -----------   ----------
Equipment management fees..................................      $   66,733   $   101,040   $  113,260
Administrative charges.....................................         149,638       124,602       68,052
Reimbursable operating expenses due to third parties.......         528,844       345,978      386,856
                                                                 ----------   -----------   ----------
                               Total.......................      $  745,215   $   571,620   $  568,168
                                                                 ==========   ===========   ==========

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

     Administrative charges represent amounts owed to E FG, pursuant to Section 9.4(c) of the Restated Agreement, as amended, for persons employed by EFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Partnership, which are reimbursed to EFG at actual cost.

     All equipment was purchased from EFG, one of its Affiliates or from third-party sellers. The Partnership's Purchase Price is determined by the method described in Note 2, Equipment on Lease.

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 2000, the Partnership was owed $93,661 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2001.

     Certain affiliates of the General Partner own Units in the Partnership as follows:

      ----------------------------------------   -------------------------------
                                                 Number of    Percent of Total
      Affiliate                                  Units Owned  Outstanding Units
      ----------------------------------------   -----------  ------------------

      Atlantic Acquisition Limited Partnership        16,536           2.06%
      ----------------------------------------    ----------  ------------------

      Old North Capital Limited Partnership       124,065.23          15.44%
      ----------------------------------------    ----------  ------------------

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

NOTE 8 - NOTES PAYABLE
----------------------

     Notes payable at December 31, 2000 consisted of installment notes of $2,056,682 payable to banks and institutional lenders. The installment notes bear an interest rate of either 8.225% or a fluctuating interest rate based on LIBOR (approximately 6.7% at December 31, 2000) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. The Partnership

                           AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


has a $679,276 balloon payment obligation to be paid at the expiration of the lease term related to aircraft leased by Reno Air, Inc. in January 2003. The Partnership also had a balloon payment obligation due at the expiration of the lease term related to an aircraft leased to Finnair OY. The Finnair indebtedness was due to mature in 2001. In addition, the Partnership had a balloon obligation of $560,358 which matured in August 2000. The Partnership paid interest-only on this debt through 2000 and in February 2001, the Partnership and certain affiliated investment programs refinanced this indebtedness and repaid the outstanding indebtedness related to the Finnair OY aircraft. See Note 12 - Subsequent Event, regarding this refinancing.

     Management believes that the carrying amount of notes payable approximates fair value at December 31, 2000 based on its experience and understanding of the market for instruments with similar terms.

     The annual maturities of the installment notes payable at December 31, 2000, reflecting the maturity of the notes in consideration of the February 2001 refinancing discussed above, are as follows:

     For the year ending December 31,        2001.........  $       381,990
                                             2002.........          471,475
                                             2003.........          794,086
                                             2004.........          409,131
                                                            ---------------
                                             Total.........  $    2,056,682
                                                            ===============

NOTE 9 - INCOME TAXES
---------------------

     The Partnership is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Partnership.

     For financial statement purposes, the Partnership allocates net income or loss to each class of partner according to their respective ownership percentages (95% to the Limited Partners and 5% to the General Partner). This convention differs from the income or loss allocation requirements for income tax and Dissolution Event purposes as delineated in the Restated Agreement, as amended. For income tax purposes, the Partnership allocates net income or net loss in accordance with the provisions of such agreement. The Restated Agreement, as amended, requires that upon dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

     The following is a reconciliation between net income reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2000, 1999 and 1998:

                                                2000         1999       1998
                                             ----------  ----------  ---------

Net (loss) income........................... $ (26,556)  $1,190,252  $ 623,010

     Financial statement depreciation
       less than  tax depreciation..........  (163,393)    (606,172)  (741,889)
     Deferred rental income.................   (19,282)       2,395     29,528
     Interest income - real estate venture..   339,490           --         --
     Partnership's share of unconsolidated
       real estate venture's loss...........   211,012           --         --
     Other..................................  (616,472)       5,435    193,981
                                             ---------    ---------  ---------
Net (loss) income for federal income tax
  reporting purposes.......................  $(275,201)   $ 591,910  $ 104,630
                                             =========    =========  =========

                           AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


     The principal component of "Other" consists of the difference between the tax and financial statement gain or loss on equipment disposals.

     The following is a reconciliation between partners' capital reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2000 and 1999:

                                                                                 2000               1999
                                                                             -----------       ------------
Partners' capital.........................................................   $ 8,114,953       $  8,181,956

     Add back selling commissions and organization
       and offering costs.................................................     2,234,203          2,234,203

     Unrealized loss/ (gain) on investment securities - affiliate.........         6,523            (33,924)

     Cumulative difference between federal income tax
       and financial statement income (loss)..............................    (2,719,622)        (2,470,977)
                                                                             -----------       ------------
Partners' capital for federal income tax reporting purposes...............   $ 7,636,057       $  7,911,258
                                                                             ===========       ============

     Unrealized loss/(gain) on investment securities and cumulative difference between federal income tax and financial statement income (loss) represent timing differences.

NOTE 10 - LEGAL PROCEEDINGS
---------------------------

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group
                             --------------------------------------------------
Limited Partnership, et al., in the United States District Court for the
--------------------------
Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis
                                              ----------------------------------
Financial Group Limited Partnership, et al., in the Superior Court of the
------------------------------------------
Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit".

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

     In February 2000, counsel for the Plaintiffs and the Defendants entered into a second amended stipulation of settlement (the "Second Amended Stipulation") which modified certain of the settlement terms contained in the Amended Stipulation. The Second Amended Stipulation was preliminarily approved by the Court by its "Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 6, 2000 (the "March 2000 Order"). Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

     The settlement of the second sub-class is premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved. In addition, EFG would contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate principally as a finance company and would use its best efforts to list its shares on the NASDAQ National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation will be presented in a Solicitation Statement that will be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process is completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998 and remains pending. Class members will be notified of the actual fairness hearing date when it is confirmed.

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provided, among other things, that commencing March 22, 1999, the Exchange Partnerships could collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believed to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations. The Second Amended Stipulation, among other things, quantified the 40% limitation using a whole dollar amount of $32 million in the aggregate.

     On March 8, 2000, the Exchange Partnerships collectively made a $32 million loan as permitted by the Second Amended Stipulation approved by the Court. The Partnership's portion of the aggregate loan is $2,780,000. The loan consists of a term loan to Echelon Residential Holdings, a newly-formed real estate company that is owned by several independent investors and, in his individual capacity, James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. The loan has a term of 30

                           AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


months maturing on September 8, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. Echelon Residential Holdings has pledged its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral for the loan.

     In the absence of the Court's authorization to enter into new investment activities, the Partnership's Restated Agreement, as amended, would not permit such activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Consistent with the Amended Stipulation, the Second Amended Stipulation provides terms for unwinding any new investment transactions in the event that the Consolidation is not effected or the Partnership objects to its participation in the Consolidation.

     The Second Amended Stipulation, as well as the Amended Stipulation and the original Stipulation of Settlement, prescribe certain conditions necessary to effect a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit and the Consolidation is estimated to be approximately $389,000, of which approximately $298,000 was expensed by the Partnership in 1998 and additional amounts of approximately $41,000 and $50,000 were expensed in 2000 and 1999, respectively.

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order permitted the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the SEC has completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether parties request the Court to schedule a hearing for final approval of the proposed settlement or are withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims. The Court also directed the parties to use their best efforts to assist the SEC so that its regulatory review may be completed on or before May 15, 2001. The Court continued the Final Approval Settlement Hearing until a date to be scheduled in July 2001 after receipt from the parties of a request to schedule a hearing. There are a number of issues to be resolved with the staff of the SEC before the staff's review of the solicitation materials is completed. See note 12 for update of status of proceedings.

                           AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


NOTE 11 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)
-----------------------------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                 Three Months Ended
                                 --------------------------------------------------

                                 March 31,   June 30,   September 30,  December 31,   Total
                                 ---------   --------   -------------  ------------   -----
              2000
              ----
Total operating and sales -type
lease revenue..................  $ 360,598   $ 393,989  $ 272,050      $ 371,327      $1,397,964
Net income (loss)..............     84,179     138,570   (192,513)       (56,792)        (26,556)
Net income (loss) per
  limited partnership  unit....       0.10        0.16      (0.23)         (0.06)          (0.03)

              1999
              ----
Total lease revenue............  $ 527,086   $ 641,254  $ 507,999      $ 498,184      $2,174,523
Net income.....................    283,217     650,096    251,151          5,788       1,190,252
Net income per
  limited partnership unit.....       0.33        0.77       0.30           0.01            1.41

     The Partnership's net income in the three months ended June 30, 1999 is primarily the result of the sale of equipment, resulting in a net gain, for financial statement purposes of approximately $509,000.

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

     In February 2001, the Partnership and certain affiliated investment programs (collectively "the Programs") refinanced the outstanding indebtedness and accrued interest related to an aircraft on lease to Aerovias de Mexico, S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $968,639 including $564,970 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $403,669 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft on lease to Finnair OY of $104,590 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $323,027 in September 2004.

     On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase, or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that

                           AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the Semele securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advise, do not believe that the Designated Partnerships are investment companies.

     The letter also stated that the Division is considering whether to commence enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit were scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff believed that its views, as expressed in the letter, would be relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

     On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement. In this regard, the Defendants also have maintained, on the advice of special 1940 Act counsel that, even if the 1940 Act applies to the Designated Partnerships, the 1940 Act does not prohibit going forward with the proposed settlement, as that transaction is merely incidental to a dissolution of the Partnerships and therefore is not subject to the prohibitions of Section 7 of the 1940 Act.

     The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and to special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, if asked, counsel would be willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the staff's May 10, 2001 letter.

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

                           AMERICAN INCOME FUND I-C
                      a Massachusetts Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


     Accordingly, there can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. Notwithstanding the extent of delays experienced thus far in achieving a final settlement of the Class Action Lawsuit with respect to the Exchange Partnerships, the General Partner and its affiliates, in consultation with counsel, continue to feel that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships ultimately will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

     None.

PART III

Item  10.  Directors and Executive Officers of the Partnership.
---------------------------------------------------------------

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER (See Item 13)
---------------------------------------------------------------------

        Name                             Title                       Age      Term
------------------------   -----------------------------------      -----  -----------
Geoffrey A. MacDonald      Chairman of EFG and President                     Until a
                           and a Director of the General                    successor
                           Partner                                    52     is duly
                                                                             elected
                                                                               and
                                                                            qualified
Gary D. Engle              President and Chief Executive
                           Officer of EFG                             52

Michael J. Butterfield     Executive Vice President and Chief
                           Operating Officer of EFG and Treasurer
                           of the General Partner                     41

Gail D. Ofgant             Senior Vice President, Lease Operations
                           of EFG and Senior Vice President of
                           the General Partner                        35


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

     (b) Compensation Pursuant to Plans

     None.

     (c) Other Compensation

     Although the Partnership has no employees, as discussed in Item 11(a), pursuant to Section 9.4(c) of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13 herein and in Note 7 to the financial statements included in Item 8, herein.

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

     As of March 15, 2001, the following person or group owns beneficially more than 5% of the Partnership's 803,454.56 outstanding Units:

                                   Name and                             Amount            Percent
       Title                      Address of                        of Beneficial           of
     of Class                   Beneficial Owner                      Ownership            Class
-------------------   -------------------------------------         ---------------      ---------
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

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The General Partner of the Partnership is AFG Leasing VI Incorporated, an affiliate of EFG.

     (a) Transactions with Management and Others

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                       2000      1999     1998
                                     --------  -------- --------
Equipment management fees........... $ 66,733  $101,040 $113,260
Administrative charges..............  149,638   124,602   68,052
Reimbursable operating expenses
   due to third parties.............  528,844   345,978  386,856
                                     --------  -------- --------

                     Total.......... $745,215  $571,620 $586,168
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

     All equipment was purchased from EFG, one of its affiliates or from third-party sellers. The Partnership's acquisition cost was determined by the method described in Note 2 to the financial statements included in Item 8, herein.

     As a result of an exchange in 1997, the Partnership is the beneficial owner of 20,876 shares of Semele common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $459,729. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. For further discussion, see Note 6, "Investment Securities - Affiliate and Note Receivable - Affiliate to the financial statements included in Item 8 herein and Item 10.

      The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the General Partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate of the General Partner in violation of the Partnership Agreements of the owner partnerships and to be a violation of the court's order with respect to New Investments that all other provisions of the Partnership Agreements shall remain in full force and effect.

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

    Certain affiliates of the General Partner own Units in the Partnership as follows:

         -----------------------------------------------------------------------
                                                   Number of   Percent of Total
                            Affiliate             Units Owned  Outstanding Units
         -----------------------------------------------------------------------
         Atlantic Acquisition Limited Partnership       16,536            2.06%
         -----------------------------------------------------------------------
         Old North Capital Limited Partnership      124,065.23           15.44%
         -----------------------------------------------------------------------

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

     The discussions of the loan to Echelon Residential Holdings in Items 1(b) and 1(c) above are incorporated herein by reference.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Partnership

     None.

     (d) Transactions with Promoters

     Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

 (a) Documents filed as part of this report:

     (2)     Financial Statement Schedules:

             None required.

     (3)     Exhibits:

             Except as set forth below, all Exhibits to Form 10-K/A, as set forth in Item 601 of Regulation S-K, are not applicable.

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

 2.3 Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (August 20, 1998) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as
        Exhibit 2.3 and is incorporated herein by reference.

 2.4 Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 22, 1999) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as
        Exhibit 2.4 and is incorporated herein by reference.

 2.5 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Further Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as
        Exhibit 2.5 and is incorporated herein by reference.

 2.6 Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 5, 2000) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as
        Exhibit 2.6 and is incorporated herein by reference.

 2.7 Proposed Order Granting Joint Motion to Continue Final Approval Settlement Hearing (March 13, 2001) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

Exhibit
Number
------

  4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus, which was included in Registration Statement on Form S-1 (No. 33-35148) and is incorporated herein by reference.

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

  10.3 Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated May 31, 1997 was filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

  10.4 The First Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated March 21, 2000 was filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31,2000 and is incorporated herein by reference.

  10.5 The Second Allonge to Promissory Note from Semele Group Inc. (formerly known as Banyan Strategic Land Fund II), dated March 12, 2001 was filed as in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

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

Exhibit
Number
------

  99 (h) Lease agreement with Trans Ocean Container Corporation, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 99 (j) and is incorporated herein by reference.

  99 (i) Aircraft Conditional Sale agreement with Royal Aviation Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

  99 (j) Lease agreement with Air Slovakia BWJ, Ltd. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

  99 (k) Lease agreement with Aerovias de Mexico S.A. de C.V. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

(b) Reports on Form 8-K

      None.

(c) Other Exhibits

      None.

(d) Financial Statement Schedules:

    Consolidated Financial Statements for Echelon Residential Holdings LLC as of December 31, 2000 and for the Period March 8, 2000 (Date of Inception) through December 31, 2000 and Independent Auditors' Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


         AMERICAN INCOME FUND I-C, a Massachusetts Limited Partnership


                       By: AFG Leasing VI Incorporated,
                       a Massachusetts corporation and the
                       General Partner of the Registrant.


By: /s/ Geoffrey A. MacDonald            By: /s/ Gary D. Engle
   --------------------------------         ---------------------------------
Geoffrey A. MacDonald                    Gary D. Engle
Chairman of EFG and                      President and Chief Executive
President and Director                   Officer of EFG, the sole stockholder
of the General Partner                   of the General Partner
                                         (Principal Executive Officer)






Date: May 30, 2001                       Date: May 30, 2001
     ------------------------------           -------------------------------




By: /s/ Michael J. Butterfield
   --------------------------------
Michael J. Butterfield
Executive Vice President and Chief
Operating Officer of EFG and Treasurer
of the General Partner
(Principal Financial and Accounting Officer)


Date: May 30, 2001
     ------------------------------

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

/s/ DELOITTE & TOUCHE LLP



Tampa, Florida
March 23, 2001

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
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
                                                                   ============

See notes to consolidated financial statements

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
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

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
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

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY (DEFICIENCY)
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
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

ECHELON RESIDENTIAL HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
--------------------------------------------------------------------------------

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